Form 10-Q
period 2024-03-31
AA Mission Acquisition Corp.
filed 2024-09-13
CIK 2012964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to__________________________

Commission File Number: 001-42196

AA Mission Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Waterway Avenue, STE 300 #9732 The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

832-336-8887
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	AAM.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	AAM	The New York Stock Exchange
Warrants, each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, exercisable 30 days after the completion of our initial business combination and will expire five years after the completion of our initial business combination or earlier upon redemption or our liquidation	AAM.W	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of September 12, the registrant had a total of 43,974,000 shares of its common stock, par value $0.0001 per share, issued and outstanding.

AA MISSION ACQUISITION CORP.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated July 31, 2024 and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Quarterly Report on Form 10-Q to conform these statements to actual results or revised expectations.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AA MIssion Acquisition Corp.

AA Mission Acquisition Corp.

Balance Sheet

March 31, 2024

(Unaudited)

ASSETS
Current Assets
Prepaid expenses	$42,150
Total current assets	42,150

Non-Current Assets
Deferred offering costs	232,787
Total Assets	$274,937

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accrued expenses	$151,587
Due to related party	105,000
Total Current Liabilities	256,587
Total Liabilities	256,587

Commitments and Contingencies (Note 6)
Shareholder’s Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding(1)	863
Additional paid in capital	24,137
Accumulated deficit	(6,650)
Total Shareholder’s Equity	18,350
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$274,937

(1)	On September 4, 2024, the underwriters fully exercised the over-allotment and therefore, 1,125,000 Class B ordinary shares weren’t forfeited. (see Note 7).

The accompanying notes are an integral part of these financial statements.

AA Mission Acquisition Corp.

Statement of Operations

For the Period from February 9, 2024 (Inception) through March 31, 2024

(Unaudited)

Audit fee	$2,850
General and administrative expenses	3,800
Net Loss	$(6,650)
Weighted average Class B ordinary shares outstanding, basic and diluted (1)	7,500,000
Basic and diluted net loss per Class B ordinary share	$(0.00)

(1)	On September 4, 2024, the underwriters fully exercised the over-allotment and therefore, 1,125,000 Class B ordinary shares weren’t forfeited. (see Note 7).

The accompanying notes are an integral part of these financial statements.

AA Mission Acquisition Corp.

Statement of Changes in Shareholder’s Equity

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid in	Accumulated	Total Shareholder’s
	Shares		Shares		Capital	Deficit	Equity
Balance – February 9, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder’s (1)	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(6,650)	(6,650)
Balance - March 31, 2024	-	$-	8,625,000	$863	$24,137	$(6,650)	$18,350

(1)	On September 4, 2024, the underwriters fully exercised the over-allotment and therefore, 1,125,000 Class B ordinary shares weren’t forfeited. (see Note 7).

The accompanying notes are an integral part of these financial statements.

AA Mission Acquisition Corp.

Statement of Cash Flows

For the period from February 9, 2024 (Inception) through March 31, 2024

(Unaudited)

Cash flows from Operating Activities:
Net loss	$(6,650)
Adjustment to reconcile net loss to net cash used in operating activities:
Prepaid expenses	6,650
Net cash used in operating activities	$-

Net increase (decrease) in cash	$-
Cash - Beginning of period	-
Cash - End of period	$-

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in accrued expenses	$147,787
Deferred offering costs paid by related party	$60,000
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000
Prepaid expenses paid by related party	$42,150
Audit fee paid by related party	$2,850

The accompanying notes are an integral part of these financial statements.

AA MISSION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

(Unaudited)

NOTE 1: ORGANIZATION AND BUSINESS OPERATIONS

AA Mission Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on February 9, 2024. The Company was formed for the purpose of effecting a merger, shares exchange, asset acquisition, shares purchase, reorganization, or other similar business combination with one or more businesses (the “Business Combination”).

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 9, 2024 (inception) through March 31, 2024, relates to the Company’s formation and the initial public offering (the “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Financing

The Company’s founder and sponsor is AA Mission Acquisition Sponsor Holdco LLC (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on July 31, 2024. On August 2, 2024, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 759,000 units (the “Initial Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $7,590,000.

Transaction costs amounted to $12,834,758, consisting of $4,500,000 of cash underwriting fee, $7,500,000 of deferred underwriting fee and $834,758 of other offering costs.

On September 4, 2024, the underwriters exercised their over-allotment option in full to purchase an additional 4,500,000 Units. As a result, the Company sold an additional 4,500,000 Units at $10.00 per Unit, generating gross proceeds of $45,000,000. Simultaneously with the closing of the full exercise of the over-allotment option, we completed the private sale of an aggregate of 90,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $900,000.

Transaction costs incurred amounted to $675,000 for cash underwriting commission arising from the sale of the over-allotment Units.

Business Combination

The Company will have until 18 months from the closing of the IPO (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time), or August 2, 2026, (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to its public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination within the 18-month time period, and the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (or up to 24 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time).

Going Concern Consideration

As of March 31, 2024, the Company had a working capital deficit of $214,437. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statements and initial audited financials filed with the SEC on Form 8-K and Form S-1. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2024, and the Company’s results of operations and cash flows for the period presented. The results of operations for the period from February 9, 2024 (Inception) to March 31, 2024, not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of March 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO. As of March 31, 2024, the Company had deferred offering costs of $232,787.

Warrant Instruments

The Company will account for the Public and Private Warrants to be issued in connection with the IPO and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrant instrument under equity treatment at its assigned value. There are no Public or Private Warrants currently outstanding as of March 31, 2024.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding Class A ordinary shares subject to forfeiture. As of March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Related Parties

 Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3: INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). These shares will be available for redemption upon the completion of the Business Combination, by public shareholders, at an anticipated price of $10.05 per share. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The underwriters have a 45-day option from the date of this prospectus to purchase up to 4,500,000 additional units to cover over-allotments, if any (see Note 6). The over-allotment was subsequently fully exercised on September 4, 2024.

NOTE 4: PRIVATE PLACEMENT

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the sale of 759,000 units Private Placement Units. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant (“Private Placement Warrants”) to purchase one Class A ordinary share at $11.50 per share. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The Private Placement Units (including the underlying securities) will not be redeemable, transferable, assignable or salable by the Sponsor until 30 days after the completion of its initial Business Combination, subject to certain exceptions.

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On March 19, 2024, the Sponsors received 8,625,000 of the Company’s Class B ordinary shares (“Founder Shares”) in exchange for $25,000 paid for deferred offering costs borne by the Sponsors. Up to 1,125,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.

The Sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year following the consummation of our initial Business Combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after an initial Business Combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement

The Company consummated the sale of 759,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $7,590,000 to the Company. On September 4, 2024, with the closing of the full exercise of the over-allotment option, we completed the private sale of an aggregate of additional 90,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $900,000.

Promissory Note — Related Party

The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. As of March 31, 2024, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to March 31, 2024, the Sponsor paid $130,000 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares. As of March 31, 2024, the amount due to the related party was $105,000.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent Units at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. The terms of such Working Capital Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024, no Working Capital Loans were outstanding.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Recently, in October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of the financial statement, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Registration Rights

Pursuant to a registration rights agreement dated on the effectiveness of the Registration Statement on July 31, 2024, the holders of the Founder Shares, Private Placement Units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans (and) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of this offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company’s register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company completion of initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments at the IPO Offering price, less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $4,500,000 in the aggregate (or $5,175,000 if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of $0.25 per Unit, or $7,500,000 in the aggregate (or $8,625,000 in the aggregate if the underwriters’ over-allotment option is exercised in full).

F-11

On September 4, 2024, the underwriters exercised the over-allotment option in full to purchase 4,500,000 Units. As a result, the Company sold an additional 4,500,000 Units at $10.00 per Unit, generating gross proceeds to the Company of $45,000,000. See Note 8 for further details.

NOTE 7: SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with $0.0001 par value. As of March 31, 2024, there were no Class A ordinary shares issued or outstanding. As a result of IPO on August 2, 2024, the Company issued 30,000,000 shares of Class A subject to possible redemptions. Simultaneously, the Company consummated the sale of 759,000 Private Placement Units which entitles the holder thereof to one Class A ordinary share.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with $0.0001 par value. As of March 31, 2024, there were 8,625,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,125,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units) (See Note 4 and Note 5 for further details). No Class B ordinary shares are subject to forfeiture since the over-allotment was fully exercised on September 4, 2024.

Warrants

Each Unit will consist of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The Company will not issue fractional shares in connection with an exchange of warrants. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law.

If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the trust account, holders of warrants will not receive any of such funds for their warrants and the warrants will expire worthless.

NOTE 8: SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The registration statement for the Company was declared effective on July 31, 2024. On August 2, 2024, the Company consummated the IPO of 30,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the IPO, the Company consummated the private sale of 759,000 Private Placement Units. See Note 4 for more details.

On September 4, 2024, the underwriters exercised the over-allotment option in full. See Note 1 for more details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we intend to focus our search on businesses in Asia, we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the private units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt. We are a blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering (“IPO”). Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. We expect our expenses to increase substantially after the closing of the IPO.

For the period from February 9, 2024 (inception) through March 31, 2024, we had a net loss of $6,650 derived from formation and operating costs.

Liquidity and Capital Resources

On August 2, 2024, we consummated our IPO of Units, at $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 759,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors, generating total gross proceeds of $7,590,000. Transaction costs amounted to $12,834,758, consisting of $4,500,000 of cash underwriting fee, $7,500,000 of deferred underwriting fee and $834,758 of other offering costs.

On September 4, 2024, the underwriters exercised the over-allotment option in full to purchase 4,500,000 Units. As a result, we sold an additional 4,500,000 Units at $10.00 per Unit, generating gross proceeds of $45,000,000. Simultaneously with the closing of the full exercise of the over-allotment option, we completed the private sale of an aggregate of 90,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $900,000.

Following the closing of the IPO, an amount of $301,500,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement was placed in a trust account. The funds held in the Trust Account may be invested in U.S. government securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $810,000 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

We expect our primary liquidity requirements during that period to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $50,000 for NYSE continued listing fees; $100,000 of fees pursuant to the Administrative Services Agreement for office space, administrative, financial and support services; $200,000 for directors’ and officers’ insurance and $10,000 for general working capital that will be used for miscellaneous expenses and reserves, net of estimated interest income.

These amounts are estimates and may differ materially from our actual expenses. If our available funds are not sufficient, we may be unable to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Related Party Transactions

Founder Shares

On March 19, 2024, the Sponsors received 8,625,000 of the Company’s Class B ordinary shares (“Founder Shares”) in exchange for $25,000 paid for deferred offering costs borne by the Sponsors. Up to 1,125,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.

The Sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year following the consummation of our initial Business Combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after an initial Business Combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement

The Company consummated the sale of 759,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $7,590,000 to the Company. On September 4, 2024, with the closing of the full exercise of the over-allotment option, we completed the private sale of an aggregate of additional 90,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $900,000.

Promissory Note — Related Party

The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. As of March 31, 2024, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to March 31, 2024, the Sponsor paid $$130,000 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares. As of March 31, 2024, the amount due to the related party was $105,000.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent Units at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. The terms of such Working Capital Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024, no Working Capital Loans were outstanding.

Other Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement dated on the effectiveness of the Registration Statement on July 31, 2024, the holders of the Founder Shares, Private Placement Units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans (and) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of this offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company’s register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company completion of initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments at the IPO price, less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $4,500,000 in the aggregate (or $5,175,000 if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the IPO In addition, the underwriters will be entitled to a deferred fee of $0.25 per Unit, or $7,500,000 in the aggregate (or $8,625,000 in the aggregate if the underwriters’ over-allotment option is exercised in full).

On September 4, 2024, the underwriters exercised the over-allotment option in full to purchase 4,500,000 Units. As a result, the Company sold an additional 4,500,000 Units at $10.00 per Unit, generating gross proceeds to the Company of $45,000,000.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies or estimates.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the IPO. These costs, together with the underwriting discounts and commissions, were be charged to additional paid in capital upon completion of the IPO. As of March 31, 2024, we had deferred offering costs of $232,787.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of Class B ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 founder shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At March 31, 2024, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” of our Prospectus dated July 31, 2024, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2024 to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2024	AA Mission Acquisition Corp.

	By:	/s/ Qing Sun
Qing Sun
Chairman and Chief Executive Officer

By:	/s/ Shibin Fang
Shibin Fang
Executive Director and Chief Financial Officer