Form 10-Q
period 2024-06-30
AA Mission Acquisition Corp.
filed 2024-09-13
CIK 2012964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AA MIssion Acquisition Corp.

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited):
Balance Sheet as of June 30, 2024 (Unaudited)	F-2
Statement of Operations for the three months ended June 30, 2024 (Unaudited) and period from February 9, 2024 (Inception) through June 30, 2024 (Unaudited)	F-3
Statement of Changes in Shareholder’s Equity for the period from February 9, 2024 (Inception) through June 30, 2024 (Unaudited)	F-4
Statement of Cash Flows for the period from February 9, 2024 (Inception) through June 30, 2024 (Unaudited)	F-5
Notes to Unaudited Financial Statements	F-6

AA Mission Acquisition Corp.

Balance Sheet

(Unaudited)

June 30, 2024
ASSETS
Current Assets
Prepaid expenses	$48,595
Total current assets	48,595

Non-Current Assets
Deferred offering costs	579,586
Total Assets	$628,181

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accrued expenses	$363,253
Due to related party	365,309
Total Current Liabilities	728,562
Total Liabilities	728,562

Commitments and Contingencies (Note 6)
Shareholder’s Equity (Deficit)
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding(1)	863
Additional paid in capital	24,137
Accumulated deficit	(125,381)
Total Shareholder’s Equity (Deficit)	(100,381)
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$628,181

(1)	On September 4, 2024, the underwriters fully exercised the over-allotment and therefore, 1,125,000 Class B ordinary shares weren’t forfeited. (see Note 7).

The accompanying notes are an integral part of these financial statements.

AA Mission Acquisition Corp.

Statement of Operations

(Unaudited)

	For the Three Months Ended June 30, 2024	For the Period from February 9, 2024 (Inception) through June 30, 2024
Audit fee	$56,444	$59,294
General and administrative expenses	62,287	66,087
Net Loss	$(118,731)	$(125,381)
Weighted average Class B ordinary shares outstanding, basic and diluted (1)	7,500,000	7,500,000
Basic and diluted net loss per Class B ordinary share	$(0.02)	$(0.02)

(1)	On September 4, 2024, the underwriters fully exercised the over-allotment and therefore, 1,125,000 Class B ordinary shares weren’t forfeited. (see Note 7).

The accompanying notes are an integral part of these financial statements.

AA Mission Acquisition Corp.

Statement of Changes in Shareholder’s Equity (Deficit)

(Unaudited)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares(1)		Paid in	Accumulated	Shareholder’s
	Shares		Shares		Capital	Deficit	Equity
Balance – February 9, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder’s (1)	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(6,650)	(6,650)
Balance - March 31, 2024	-	-	8,625,000	$863	$24,137	$(6,650)	$18,350
Net loss	-	-	-	-	-	(118,731)	(118,731)
Balance - June 30, 2024	-	$-	8,625,000	$863	$24,137	$(125,381)	$(100,381)

(1)	On September 4, 2024, the underwriters fully exercised the over-allotment and therefore, 1,125,000 Class B ordinary shares weren’t forfeited. (see Note 7).

The accompanying notes are an integral part of these financial statements.

AA Mission Acquisition Corp.

Statement of Cash Flows

For the period from February 9, 2024 (Inception) through June 30, 2024

(Unaudited)

Cash flows from Operating Activities:
Net loss	$(125,381)
Changes in operating assets and liabilities:
Prepaid expenses	(48,595)
Accrued expenses and offering costs	80,875
Due to related party	93,101
Net cash used in operating activities	$-

Net increase (decrease) in cash	$-
Cash - Beginning of period	-
Cash - End of period	$-

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in accrued expenses	$282,378
Deferred offering costs paid by related party	$272,208
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000
Prepaid expenses paid by related party	$48,595
Audit fee paid by related party	$59,294

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from February 9, 2024 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of June 30, 2024, the Company had a working capital deficit of $679,967. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statements and initial audited financials filed with the SEC on Form 8-K and Form S-1. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2024, and the Company’s results of operations and cash flows for the period presented. The results of operations included in the financial statements not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of June 30, 2024.

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

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO. As of June 30, 2024, the Company had deferred offering costs of $579,586.

Warrant Instruments

The Company will account for the Public and Private Warrants to be issued in connection with the IPO and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrant instrument under equity treatment at its assigned value. There are no Public or Private Warrants currently outstanding as of June 30, 2024.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding Class A ordinary shares subject to forfeiture. As of June 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Promissory Note — Related Party

The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. As of June 30, 2024, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to June 30, 2024, the Sponsor paid $390,309 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares. As of June 30, 2024, the amount due to the related party was $365,309.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent Units at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. The terms of such Working Capital Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2024, no Working Capital Loans were outstanding.

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

NOTE 7: SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024, there were no preferred shares issued or outstanding. As a result of IPO on August 2, 2024, the Company issued 30,000,000 shares of Class A subject to possible redemptions. Simultaneously, the Company consummated the sale of 759,000 Private Placement Units which entitles the holder thereof to one Class A ordinary share.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with $0.0001 par value. As of June 30, 2024, there were no Class A ordinary shares issued or outstanding. As a result of IPO on August 2, 2024, the Company issued 30,000,000 shares of Class A subject to possible redemptions. Simultaneously, the Company consummated the sale of 759,000 Private Placement Units which entitles the holder thereof to one Class A ordinary share.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with $0.0001 par value. As of June 30, 2024, there were 8,625,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,125,000 ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units) (See Note 4 and Note 5 for further details). No Class B ordinary shares are subject to forfeiture since the over-allotment was fully exercised on September 4, 2024.

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

For the three months ended June 30, 2024, we have a net loss of $118,731 and similarly for the period from February 9, 2024 (inception) through June 30, 2024, we had a net loss of $125,381 derived from formation and operating costs.

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

Promissory Note — Related Party

The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. As of June 30, 2024, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to June 30, 2024, the Sponsor paid $390,309 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares. As of June 30, 2024, the amount due to the related party was $365,309.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent Units at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. The terms of such Working Capital Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2024, no Working Capital Loans were outstanding.

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

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the IPO. These costs, together with the underwriting discounts and commissions, were be charged to additional paid in capital upon completion of the IPO. As of June 30, 2024, we had deferred offering costs of $579,586.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of Class B ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 founder shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of June 30, 2024, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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