Form 10-Q
period 2024-09-30
AA Mission Acquisition Corp.
filed 2024-11-13
CIK 2012964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

☐ Yes ☒ No

As of November 13, the registrant had a total of 43,974,000 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AA MIssion Acquisition Corp.

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited):
Balance Sheet as of September 30, 2024 (Unaudited)	F-2
Statement of Operations for the three months ended September 30, 2024 (Unaudited) and period from February 9, 2024 (Inception) through September 30, 2024 (Unaudited)	F-3
Statement of Changes in Shareholders’ Equity (Deficit) for the period from February 9, 2024 (Inception) through September 30, 2024 (Unaudited)	F-4
Statement of Cash Flows for the period from February 9, 2024 (Inception) through September 30, 2024 (Unaudited)	F-5
Notes to Unaudited Financial Statements	F-6

AA MISSION ACQUISITION CORP.

BALANCE SHEET

(UNAUDITED)

September 30, 2024
Assets
Current assets:
Cash	576,344
Prepaid expenses	46,984
Prepaid insurance	266,934
Total current assets	890,262
Investment held in Trust Account	349,292,083
Total Assets	350,182,345

Liabilities, Class A Ordinary Shares Subject to Possible Redemptions and Shareholders’ Deficit
Current liabilities:
Accrued expenses	57,126
Due to related party	514,874
Total current liabilities	572,000
Deferred underwriting commissions	8,625,000
Total liabilities	9,197,000

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.12 per share	349,292,083

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 849,000 shares issued and outstanding	85
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	-
Accumulated deficit	(8,307,686)
Total Shareholders’ Deficit	(8,306,738)
Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	350,182,345

The accompanying notes are an integral part of these financial statements.

AA MISSION ACQUISITION CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2024	For the Period from February 9, 2024 (Inception) through September 30, 2024
Audit fee	$111,685	$170,979
General and administrative expenses	227,983	294,070
Loss from operations	$(339,668)	$(465,049)

Other income
Dividends earned on marketable securities held in trust account	2,567,083	2,567,083
Interest from the bank account	3,069	3,069
Net income	$2,230,484	$2,105,103

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	20,836,957	8,157,447
Basic and diluted net income per share, redeemable ordinary shares	$0.69	$2.59
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	9,145,435	7,397,362
Basic and diluted net loss per share, non-redeemable ordinary shares	$(1.33)	$(2.57)

The accompanying notes are an integral part of these financial statements.

AA MISSION ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - February 9, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(6,650)	(6,650)
Balance - March 31, 2024	-	$-	8,625,000	$863	$24,137	$(6,650)	$18,350
Net loss	-	-	-	-	-	(118,731)	(118,731)
Balance - June 30, 2024	-	$-	8,625,000	$863	$24,137	$(125,381)	$(100,381)
Allocated value of offering costs to Ordinary shares	-	-	-	-	(1,293,585)	-	(1,293,585)
Sale of private placement units to Sponsor in private placement	759,000	76	-	-	7,589,924	-	7,590,000
Sale of over-allotment private placement units to Sponsor in private placement	90,000	9			899,991	-	900,000
Fair value of warrants included in public units					24,495,000		24,495,000
Net loss	-	-	-	-	-	2,230,484	2,230,484
Remeasurement of ordinary shares subject to possible redemption					(39,561,173)	-	(39,561,173)
Subsequent measurement of Ordinary Shares subject to possible redemption (interest earned on trust account)					(2,567,083)	-	(2,567,083)
Reclass Additional paid in capital to Accumulated Deficit					10,412,789	(10,412,789)	-
Balance - September 30, 2024	849,000	$85	8,625,000	$863	$-	$(8,307,686)	$(8,306,738)

AA MISSION ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 9, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

For the period from February 9, 2024 (Inception) through September 30, 2024
Cash Flows from Operating Activities:
Net income	$2,105,103
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(2,567,083)
Changes in operating assets and liabilities:
Prepaid expenses	(313,918)
Accrued expenses	57,126
Due to related party	514,874
Net cash used in operating activities	(203,898)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(346,725,000)
Net cash used in investing activities	(346,725,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds received from public units, gross	345,000,000
Proceeds received from private placement	8,490,000
Offering costs paid	(6,009,758)
Net cash provided by financing activities	347,505,242

Net increase in cash	576,344

Cash - beginning of the period	-
Cash - ending of the period	$576,344

Supplemental disclosure of noncash investing and financing activities:
Allocation of offering costs to ordinary shares subject to redemption	$1,293,585
Offering costs charged to Additional Paid-in Capital	$834,758
Remeasurement adjustment on ordinary shares subject to possible redemption	$39,561,173
Subsequent measurement of ordinary shares subject to possible redemption (income earned on Trust Account)	$2,567,083
Deferred underwriting commissions	$8,625,000
Reclassification of Value for Class A	$349,295,152

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

As of September 30, 2024, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

From sale of over-allotment Units, the transaction costs incurred amounted to $675,000 for cash underwriting commission. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

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

Going Concern Consideration

As of September 30, 2024, the Company had cash of $576,344 and a working capital of $318,262. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statements and initial audited financials filed with the SEC on Form 8-K and Form S-1. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2024, and the Company’s results of operations and cash flows for the period presented. The results of operations included in the financial statements not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $576,344 as of September 30, 2024.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of September 30, 2024, the Trust Account had balance of $349,292,083. The interests earned from the Trust Account totaled $2,567,083 for the period from February 9, 2024 (inception) through September 30, 2024, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

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

Offering Costs

Offering costs consist of legal, accounting, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that were charged to shareholders’ equity upon the completion of the IPO on August 2, 2024.

Warrant Instruments

The Company accounted for the Public and Private Warrants to be issued in connection with the IPO and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instrument under equity treatment at their assigned value. As of September 30, 2024, there were 17,674,500 warrants outstanding, including 17,250,000 Public Warrants and 424,500 Private Placement Warrants.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended September 30, 2024	For the Period from February 9, 2024 (Inception) Through September 30, 2024

Net income	$2,230,484	$2,105,103
Interest earned on investment held in Trust Account	(2,567,083)	(2,567,083)
Accretion of temporary equity into redemption value	(39,561,173)	(39,561,173)
Net loss including accretion of common stock to redemption value	$(39,897,772)	$(40,023,153)

	Three months ended September 30, 2024		For the Period from February 9, 2024 (Inception) Through September 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Weighted-average shares outstanding	20,836,957	9,145,435	8,157,447	7,397,362
Ownership percentage	69%	31%	52%	48%
Numerators:
Allocation of net loss including accretion of temporary equity	(27,727,880)	(12,169,892)	(20,989,441)	(19,033,712)
Income earned on Trust Account	2,567,083	—	2,567,083	—
Accretion of temporary equity to redemption value	39,561,173	—	39,561,173	—
Allocation of net income (loss)	14,400,376	(12,169,892)	21,138,815	(19,033,712)

Denominators:
Weighted-average shares outstanding	20,836,957	9,145,435	8,157,447	7,397,362
Basic and diluted net income (loss) per share	0.69	(1.33)	2.59	(2.57)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(21,300,000)
Allocation of offering costs related to redeemable shares	(11,700,113)
Plus:
Accretion of carrying value to redemption value	34,500,113
Ordinary shares subject to possible redemption	$301,500,000

Over-allotment
Plus:
Over-allotment proceeds	45,000,000
Less:
Proceeds allocated to Public Warrants	(3,195,000)
Allocation of offering costs related to redeemable shares	(1,641,060)
Plus:
Accretion of carrying value to redemption value	5,061,060
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,567,083
Ordinary shares subject to possible redemption	$349,292,083

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3: INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). These shares will be available for redemption upon the completion of the Business Combination, by public shareholders, at an anticipated price of $10.05 per share. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. No fractional warrants were issued upon separation of the Units and only whole warrants are trading. The Company also granted the underwriters a 45-day option to purchase up to 4,500,000 additional units to cover over-allotments. which was fully exercised on September 4, 2024. See Note 1 for further details.

NOTE 4: PRIVATE PLACEMENT

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the sale of 759,000 units Private Placement Units. On September 4, 2024, the underwriters exercised the over-allotment option in full and as a result, the Company consummated the sale of additional 90,000 Private Placement Units. See Note 1 for more details.

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

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On March 19, 2024, the Sponsors received 8,625,000 of the Company’s Class B ordinary shares (“Founder Shares”) in exchange for $25,000 paid for deferred offering costs borne by the Sponsors. Up to 1,125,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. On September 4, 2024, the underwriters exercised the over-allotment option in full.

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

Promissory Note — Related Party

The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. As of September 30, 2024, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to September 30, 2024, the Sponsor paid $539,874 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares. As of September 30, 2024, the amount due to the related party was $514,874.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. An administration fee of $20,000 was recorded and paid for the three months ended September 30, 2024 and for the period from February 9, 2024 (inception) through September 30, 2024.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent Units at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. The terms of such Working Capital Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2024, no Working Capital Loans were outstanding.

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

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $4,500,000 in the aggregate (or $5,175,000 if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the IPO. In addition, the underwriters are entitled to a deferred fee of $0.25 per Unit, or $7,500,000 in the aggregate (or $8,625,000 in the aggregate if the underwriters’ over-allotment option is exercised in full).

On September 4, 2024, the underwriters exercised the over-allotment option in full to purchase 4,500,000 Units. As a result, the Company sold an additional 4,500,000 Units at $10.00 per Unit, generating gross proceeds to the Company of $45,000,000.

NOTE 7: SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with $0.0001 par value. As a result of IPO on August 2, 2024, the Company issued 30,000,000 shares of Class A subject to possible redemptions. Simultaneously, the Company consummated the sale of 759,000 Private Placement Units which entitles the holder thereof to one Class A ordinary share.

On September 4, 2024, the underwriters exercised the over-allotment option in full and as a result, the Company consummated the sale of additional 4,500,000 shares of Class A subject to possible redemptions and 90,000 Private Placement Units. As of September 30, 2024, there were 849,000 Class A ordinary shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with $0.0001 par value. As of September 30, 2024, there were 8,625,000 Class B ordinary shares issued and outstanding. Initially, up to 1,125,000 of these shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part ensuring that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units) (See Note 4 and Note 5 for further details). However, no Class B ordinary shares are subject to forfeiture as the over-allotment was fully exercised on September 4, 2024.

Warrants

Each Unit consisted of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitled the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The Company will not issue fractional shares in connection with an exchange of warrants. Fractional shares will be either rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law.

If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the trust account, holders of warrants will not receive any of such funds for their warrants and the warrants will expire worthless.

NOTE 8: FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$349,292,083	$349,292,083	$—	$—

NOTE 9: SUBSEQUENT EVENTS

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

For the three months ended September 30, 2024, we have a net income of $2,230,484 which consists of loss of $339,668 derived from operating costs offset by income earned on Trust Account of $2,567,083.

For the period from February 9, 2024 (inception) through September 30, 2024, we had a net income of $2,105,103, which consists of loss of $465,049 derived from formation and operating costs offset by income earned on Trust Account of $2,567,083.

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

Transaction costs amounted to $14,634,758, consisting of $5,175,000 of cash underwriting fee, $8,625,000 of deferred underwriting fee and $834,758 of other offering costs.

Following the closing of the IPO and over-allotment option, an amount of $346,725,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement was placed in a trust account. The funds held in the Trust Account may be invested in U.S. government securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $576,344 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

We do not believe we will need to raise additional funds following the offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

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

Promissory Note — Related Party

The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. As of September 30, 2024, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to September 30, 2024, the Sponsor paid $539,874 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares. As of September 30, 2024, the amount due to the related party was $514,874.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. An administration fee of $20,000 was recorded and paid for the three months ended September 30, 2024 and for the period from February 9, 2024 (inception) through September 30, 2024.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent Units at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. The terms of such Working Capital Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2024, no Working Capital Loans were outstanding.

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

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $4,500,000 in the aggregate (or $5,175,000 if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the IPO In addition, the underwriters are entitled to a deferred fee of $0.25 per Unit, or $7,500,000 in the aggregate (or $8,625,000 in the aggregate if the underwriters’ over-allotment option is exercised in full).

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Date: November 13, 2024	AA Mission Acquisition Corp.

	By:	/s/ Qing Sun
Qing Sun
Chairman and Chief Executive Officer

By:	/s/ Shibin Fang
Shibin Fang
Executive Director and Chief Financial Officer