Form 10-K
period 2024-12-31
AA Mission Acquisition Corp.
filed 2025-03-11
CIK 2012964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the transition period from ________________________ to ________________________

Commission file number 001-42196

AA Mission Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

21 Waterway Avenue, STE 300 #9732 The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 832-336-8887

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	AAM.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	AAM	The New York Stock Exchange
Warrants, each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, exercisable 30 days after the completion of our initial business combination and will expire five years after the completion of our initial business combination or earlier upon redemption or our liquidation	AAM.W	The New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2024, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was approximately $284 million.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

☐ Yes   ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

At March 11, 2025, AA Mission Acquisition Corp. had outstanding 35,349,000 shares of its Class A ordinary shares, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (the “Annual Report on Form 10-K” or “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in the debt and equity markets;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report to “we,” “us” or the “Company” refer to AA Mission Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to AA Mission Acquisition Sponsor Holdco LLC, a Delaware limited liability company. References to our “initial shareholders” refer to the sponsor and any other holders of our Class B ordinary shares, par value $0.0001 per share (the “founder shares” or “Class B ordinary shares”).

Item 1. Business.

Introduction

We are a blank check company incorporated as an exempted company under the laws of the Cayman Islands on February 9, 2024, which will seek to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination. While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s and board of director’s background and network, and to capitalize on the ability of our management team and board of directors to identify and acquire a business, focusing on the food and beverage industry. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

Our management team is comprised of individuals who bring a wealth of experience across diverse domains, including the food and beverage industry, financial services, capital markets, mergers and acquisitions, private equity, and leadership roles in publicly traded firms. Each member of our team has a robust professional background that spans several decades, and their collective expertise covers a broad spectrum of industries.

Throughout their extensive careers, our management team has not only accumulated a deep understanding of their respective fields but has also earned the trust and respect of key stakeholders, including founders, executives, investors, and industry leaders. These relationships have been nurtured through their multifaceted roles as operators, private equity investors, and merger and acquisition specialists across a wide range of sectors.

As a result, our management team and board of directors possesses a unique vantage point within these industries, allowing us to access valuable insights, forge strategic partnerships, and identify promising investment opportunities that align with our objectives.

During their extensive careers, our management team and board of directors has earned the trust and respect of founders, executives, investors, and trendsetters in a wide range of sectors, including but not limited to the food and beverage industry, financial services, capital markets, mergers and acquisitions, private equity, and leadership roles in publicly traded firms. These relationships have been cultivated by our management team through their various roles as operators, investors and investment bankers.

All of our executive officers and directors are located in or have significant ties to the PRC. Our ties to China present legal and operational risks to us and our investors, including significant risks related to actions that may be taken by China in the areas of regulatory, liquidity and enforcement, which exist and are independent of the legal and operational risks that ties to China or Hong Kong may present in connection with effecting an initial business combination. For example, if these ties were to cause China to view us as subject to their regulatory authority, China could take actions that could materially hinder or prevent our offering of securities to investors, materially change our operations and/or the value of the securities we are registering, and cause the value of such securities to significantly decline or be worthless.

In addition, our executive officers’ and directors’ ties to China may make us a less attractive partner to potential target companies outside the PRC than a non-PRC related SPAC. As a result, we are more likely to acquire a company based in China in an initial business combination. If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company may face various legal and operational risks and uncertainties after the business combination. In order to reduce or limit such risks, we will not consider or undertake an initial business combination with any company with financial statements audited by an accounting firm that the Public Company Accounting Oversight Board (United States) (PCAOB) has been unable to inspect for two consecutive years. Further, due to (i) the risks associated with acquiring and operating a business in the PRC and/or Hong Kong, and (ii) the fact that our executive officers and directors are located in or have significant ties to China, it may make us a less attractive partner to certain potential target businesses, including non-China- or non-Hong Kong-based target companies.

In the event that we determine to pursue a business combination with a target company based in China or Hong Kong, we may become subject to legal and operational risks resulting from Chinese laws and regulations that are sometimes vague and uncertain, and which may therefore, present risks that may result in a material change in the combined company’s principal operations in China, significant depreciation of the value of the combined company’s securities, or which may materially hinder or prevent the offering of securities by the combined company to investors and cause the value of such securities to significantly decline or be worthless. The PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy, as well as the lack of PCAOB inspection of its auditors or the auditors of the target business. In addition, the combined company may be subject to legal and operational risks associated with having substantially all of its operations in China, including risks related to the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations, which risks could result in a material change in the combined company’s operations and/or the value of the securities of the combined company.

As indicated above, while we intend to focus our search on businesses in Asia, we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. Because our management team has a substantial network in the PRC, we may pursue a business combination with a company doing business in China, which may have legal and operational risks associated with such a decision. These risks could result in a material change in the target company’s post-combination operations or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. However, we will not consummate our initial business combination with an entity or business with China operations consolidated through a variable interest entity (“VIE”) structure.

Since all of our executive officers and directors are located in or have significant ties to the PRC, we may be a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates. This would impact our search for a target company and make it harder for us to complete an initial business combination with a non-China-based target company. For example, a combination with a U.S. target company may be subject to review by a U.S. government entity or may ultimately be prohibited. Furthermore, the additional time that could be required for governmental review of the transaction or complete prohibition of the transaction could prevent us from completing an initial business combination and require us to liquidate. In the event of liquidation, investors would lose their investment opportunity in potential target companies, any price appreciation in a combined company, and their financial investment in the rights, which would expire worthless.

We believe that our management team and board of directors is well positioned to identify and execute compelling business combination opportunities. Our objectives are to generate attractive returns for shareholders and enhance value through identifying a high-quality target, negotiating favorable acquisition terms for our shareholders, and leveraging our expertise and network to improve business performance of the newly-publicly listed company.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background and network, and to capitalize on the ability of our management team and board of directors to identify and acquire a business. With respect to the foregoing experiences of our management team and board of directors, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of our future performance. For more information on the experience and background of our management team, see Item 10. – Directors, Executive Officers and Corporate Governance. In addition, for a list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer to Item 10. – Directors, Executive Officers and Corporate Governance.

Business Strategy

Our strategy is centered around three core pillars:

●	Creative Transaction Sourcing: We are committed to identifying unique and innovative approaches to sourcing potential transactions. Leveraging our extensive network, we aim to seize a wide range of opportunities in terms of asset quality, market size, profitability, development prospects, value-added opportunities and targets that have a strong foundation in its management team and governance structure.

●	Leveraging Management Expertise: The collective experience and expertise of our management team and board of directors serve as invaluable assets. We will leverage this wealth of knowledge to provide guidance and attention to potential business combination targets, ensuring they align with our strategic vision.

●	Financial Market Insights: Our deep understanding of financial markets, financing options, and overall corporate strategy positions us to make informed decisions. We will harness this knowledge to further our objectives.

Our approach to target selection will be greatly enhanced by our management team’s and board of director’s vast network of industry experts, venture capital investors, private equity sponsors, credit investors, members of the lending community, and relationships with management teams of both public and private companies. These relationships are expected to yield a diverse array of business combination opportunities.

We are committed to adopting a proactive and thematic sourcing strategy, concentrating our efforts on companies where we believe our leadership experience, relationships, capital, and expertise in capital markets can serve as catalysts for transformation. Our aim is to accelerate the growth and performance of our target companies.

Following the completion of our initial public offering, our management team and board of directors has engaged with their extensive network of relationships to articulate our initial business combination criteria. This has included defining the parameters of our search for a target business. We have initiated a disciplined and thorough process of pursuing and evaluating promising leads.

Investment Criteria

Our investment strategy is guided by a set of high-level, non-exclusive criteria designed to help us identify and evaluate target businesses. These criteria are indicative of our commitment to seeking out opportunities that align with our strategic vision and provide compelling value for our investors. While these criteria provide a foundational framework for our investment decisions, they are by no means exhaustive, and we remain flexible and adaptable in our approach. Our overarching goal is to identify businesses that can thrive within the public markets and leverage our collective capabilities for mutual success.

●	Target Size: We intend to focus on businesses with an aggregate enterprise value ranging from $500 million to $3.0 billion. This deliberate size range allows us to identify opportunities that align with our investment strategy and provide attractive prospects for growth and value creation.

●	Scalable Growth Platform: Our interest lies in businesses that possess the inherent potential for scalable growth. We are drawn to companies that can efficiently expand their operations, enabling them to capture new markets, respond effectively to increased demand, and sustain growth over time. We recognize that scalability is a key driver of long-term success and value creation.

●	Strong Competitive Positioning: We seek businesses with a robust competitive edge, underpinned by factors such as defensible technologies, a strong intellectual property portfolio, and distinct advantages that protect their competitive position and foster a culture of innovation. We understand the importance of differentiation and innovation in maintaining a leading market presence.

●	Committed and Capable Management Team: The management team of our target business is of paramount importance. We aim to acquire companies led by professional management teams whose interests are harmoniously aligned with those of our investors. We view the synergy between our management team and that of the target business as a vital component of our investment strategy. If necessary, we are open to enhancing and complementing the capabilities of the target’s management team or board by leveraging our extensive network to recruit additional talent.

●	Public Company Benefits: We intend to acquire businesses that can maximize the advantages of being publicly traded. This includes access to broader capital markets and increased visibility, both of which can contribute significantly to the company’s growth and overall success. We recognize that the transition to a public company is a critical juncture, and we aim to support businesses in harnessing the potential that comes with this transformation.

●	Sourced through Proprietary Channels: Our approach to sourcing opportunities is distinctive. We do not anticipate participating in broadly marketed processes. Instead, we rely on our proprietary network and extensive relationships to source potential business combinations. This approach allows us to access unique opportunities that may not be readily available through conventional channels.

●	Leveraging Unique Capabilities: One of our core strengths lies in our collective capabilities, encompassing a wealth of experience, industry knowledge, and a diverse network of contacts. We are committed to identifying businesses where these collective capabilities can be leveraged to create tangible improvements in operations and market positioning. We believe that our ability to add substantial value is a cornerstone of our investment strategy.

It is essential to note that while these criteria provide a foundational framework, our evaluation process extends beyond these general guidelines. We remain open to considering other factors, considerations, and criteria that our management deems relevant to the merits of a particular initial business combination. Our flexibility and adaptability in evaluating opportunities are indicative of our commitment to securing investments that offer substantial growth potential and value for our investors. As we embark on our journey, we are dedicated to upholding these principles and maintaining the highest standards of diligence and strategic acumen.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant.

We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On March 19, 2024, our sponsor paid $25,000 for 8,625,000 founder shares, for a purchase price of approximately $0.003 per share. The number of founder shares outstanding was determined based on the expected total size of the initial public offering (the “IPO”) would be a maximum of 34,500,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent approximately 20% of the outstanding shares following our IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on September 4, 2024, no founder shares were forfeited resulting in the sponsor holding 8,625,000 founder shares.

On August 2, 2024, we consummated our initial public offering of 30,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $300,000,000. Additionally, on September 4, 2024, the underwriters exercised their over-allotment option in the amount of 4,500,000 Units, generating additional gross proceeds of $45,000,000, for a total of $345,000,000 (the “Base Offering”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares” or “Public Shares”) and one half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole Public Warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Base Offering, the Company consummated the sale of 759,000 private placement units (the “Private Placement Units” and, together with the Public Units, the “Units”) to the sponsor, at a price of $10.00 per Private Placement Unit, or $7,590,000 in the aggregate. Each Private Placement Unit is identical to the Public Units.

Subsequently, on September 4, 2024, the underwriters fully exercised the over-allotment option (the “Over-Allotment” and collectively with the Base Offering, the “IPO”)) and the closing of the issuance and sale of the additional Units occurred on September 5, 2024. The total aggregate issuance by the Company of 4,500,000 Units at a price of $10.00 per Unit resulted in total gross proceeds of $45,000,000. Simultaneously with the closing of the Over-Allotment, pursuant to the private placement unit purchase agreement, dated July 31, 2024, between the Company and AA Mission Acquisition Sponsor Holdco LLC, the Company completed the private sale of 90,000 Private Placement Units to the Sponsor at a purchase price of $10.00 per Private Placement Unit generating gross proceeds to the Company of $900,000.

A total of $346,725,000 of the proceeds from IPO and Private Placement, was placed in the trust account (the “Trust Account”). The funds held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Initial Business Combination

Our initial business combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account at the time of execution of the definitive agreement for such business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value test described above. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

Pursuant to our second amended and restated memorandum and articles of association, we will have until 18 months (or up to 24 months with both extensions) from the closing of our IPO, or until such earlier liquidation date as our board of directors may approve, to complete an initial business combination. However, we may hold a shareholder vote at any time to amend our second amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). As described herein, our initial shareholders, executive officers and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then-outstanding public shares, subject to the limitations described herein.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sourcing of Potential Initial Business Combination Targets

We believe that our management team’s deep-rooted relationships and extensive network within the food and beverage industry positions us favorably to identify and pursue unique opportunities in the private company landscape. Our approach to selecting target businesses is founded on leveraging these invaluable relationships, which include connections with founders of private companies, executives from both private and public corporations, venture capitalists, and private equity and growth equity funds. Through these relationships, we aim to access a diverse range of prospective target businesses that align with our investment strategy.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Any such payments prior to our initial business combination will be made from funds held outside the trust account.

We are not prohibited from paying any fees (such as advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Payment to an affiliate of our sponsor of $10,000 per month, for office space, utilities and secretarial and administrative support; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that such an initial business combination is fair to our company from a financial point of view and a majority of our disinterested and independent directors approve such transaction.

Certain members of our management team (including our independent directors) directly or indirectly own founder shares and/or private placement units following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor and/or our executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, the founder shares and private placement units may expire worthless, except to the extent the holders thereof receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor and our executive officers and directors to complete any transaction, regardless of its ultimate value. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our second amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of an initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.05 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our second amended and restated memorandum and articles of association provide that we will only consummate an initial business combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following our IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our second amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on the New York Stock Exchange (the “NYSE”), we will be required to comply with the NYSE’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our second amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by a special resolution of our shareholders, which is a resolution passed by the affirmative vote of at least two-thirds of our ordinary shares, held by the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the company and includes a unanimous written resolution.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under our second amended and restated memorandum and articles of association and Cayman Islands law, which is a resolution passed by the affirmative vote of a simple majority of the shareholders as, being entitled to do so, vote at a general meeting of the company and includes a unanimous written resolution. In accordance with our second amended and restated memorandum and articles of association, a quorum for such meeting will be holders of one-third of the shares in the capital of the company being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy at the general meeting. Our initial shareholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and any public shares purchased during or after our IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 12,937,500, or approximately 37.5% of the 34,500,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted, the over-allotment option is not exercised and applicable law does not require approval by a greater majority than an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, voting together as a single class). Assuming that the holders of only one-third of our issued and outstanding ordinary shares are present in person or by proxy, representing a quorum under our second amended and restated memorandum and articles of association, and all such shares are voted, we would not need any of the 34,500,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming the overallotment option is not exercised and applicable law does not require approval by a higher threshold than an ordinary resolution under Cayman Islands law, this requires the affirmative vote of a majority of ordinary shares, which are represented in person or by proxy and are voted at a general meeting of the company voting together as a single class). These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for, against or abstain from the proposed transaction or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we will only consummate an initial business combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our second amended and restated memorandum and articles of association provide that we will only consummate an initial business combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following our IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our second amended and restated memorandum and articles of association provide that we will have only until the end of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window. Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within the completion window or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our second amended and restated memorandum and articles of association. However, if our initial shareholders, sponsor or management team acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our initial shareholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals), divided by the number of then outstanding public shares. However, we will only redeem our public shares if our net tangible assets will be at least $5,000,0001 either immediately prior to or upon consummation of our initial business combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the $417,897 held outside the trust account, although there may not be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes or make other permitted withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any permitted withdrawals or expenses for the dissolution of the trust, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.05. While we intend to pay such amounts, if any, we may not have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our IPO and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.05 per public share due to reductions in the value of the trust assets, less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.05 per share due to reductions in the value of the trust assets, in each case less permitted withdrawals, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price will not be less than $10.05 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2024, we have access to $417,897 held outside the trust account. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return $10.05 per share to our public shareholders. Additionally, if we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent preference, conveyance or disposition”. As a result, a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our second amended and restated memorandum and articles of association, like all provisions of our second amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers, Qing Sun and Shibin Fang. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We will register our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, Generally Accepted Accounting Principles (GAAP), or International Financial Reporting Standards (IFRS), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties. Any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats.

Item 2. Properties.

We maintain executive offices at 21 Waterway Avenue, STE 300 #9732, The Woodlands, TX 77380, which are provided by our sponsor, for which we pay $10,000 per month. We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

As of December 31, 2024, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A ordinary shares and warrants are listed on NYSE under the symbols “AAM.U”, “AAM” and “AAM.W”, respectively.

Holders

As of December 31, 2024, there were two holders of record of our Units, one holder of record of our Private Units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, one holder of record of our Public Warrant and zero holders of record of our Private Warrant. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and Public Warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On March 19, 2024, sponsor, paid $25,000, or approximately $0.003 per share, in consideration of 8,625,000 founder shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The number of founder shares outstanding was determined based on the expectation that the total size of this offering would be a maximum of 34,500,000 units if the underwriters’ over-allotment option is exercised in full and therefore that such founder shares would represent approximately 20% of the outstanding shares after this offering. Up to 1,125,000 of these shares were subject to forfeit depending on the extent to which the underwriters’ over-allotment is exercised.

Our sponsor, is the record holder of the shares reported herein. Qing Sun, our Chief Executive Officer, is the sole manager of our sponsor and has voting and investment discretion with respect to the securities held of record by our sponsor and may be deemed to have beneficial ownership of the securities held directly by our sponsor. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our sponsor is to act as the Company’s sponsor in connection with this offering. The limited liability company agreement of our sponsor provides that its membership interests may only be transferred to our officers or directors or other persons affiliated with our sponsor, or in connection with estate planning transfers.

Simultaneously with the closing of our IPO, the placement unit purchaser purchased an aggregate of 849,000 private placement units, at a price of $10.00 per unit, for an aggregate purchase price of $8,490,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in Item 8. – Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Cautionary Note Regarding Forward-Looking Statements.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plan to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering (“IPO”). Following the IPO, we have not generated any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the period from February 9, 2024 (inception) through December 31, 2024, we had a net income of $5,855,202 which consists of loss of $769,833 derived from operating costs offset by income earned on Trust and Bank Account of $6,625,035.

Going Concern Consideration

As of December 31, 2024, we had cash of $417,897 and a working capital of $21,271. We have incurred and expect to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we believe that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if we are unable to complete a Business Combination within the Combination Period and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, we have determined that such additional condition also raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

As of December 31, 2024, we had cash of $417,897. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

We expect our primary liquidity requirements during that period to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $50,000 for New York Stock Exchange (NYSE) continued listing fees; $100,000 of fees pursuant to the Administrative Services Agreement for office space, administrative, financial and support services; $200,000 for directors’ and officers’ insurance and $10,000 for general working capital that will be used for miscellaneous expenses and reserves, net of estimated interest income.

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

Promissory Note — Related Party

The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. As of December 31, 2024, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to December 31, 2024, the Sponsor paid $539,874 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of founder shares. As of December 31, 2024, the amount due to the related party was $514,874.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. An administration fee of $50,000 was recorded and paid for the period from February 9, 2024 (inception) through December 31, 2024.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent Units at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. The terms of such Working Capital Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024, no Working Capital Loans were outstanding.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Attached.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Qing Sun	58	Chairman of the Board of Directors, Chief Executive Officer and Director
Shibin Fang	57	Chief Financial Officer and Executive Director
Zhongxuan Li	51	Director
Daoyong Xing	54	Director
Zhenxing Wang	54	Director
Wenzhong Zhao	44	Director

Qing Sun has been our Chief Executive Officer and Chairman of the Board of Directors since February 2024. Since 2023, he has served as the Chairman of Guizhou JS Investment Co. Ltd. Mr. Sun is the President of the Hainan Economic Research institute, where he assumed the role in 2020. Since 2017, Mr. Sun has served as the Deputy Director of the Securities Investor Education Department of Fudan University in Shanghai, where he is also a Senior researcher. Mr. Sun has been the Lead Securities Trader at Dianniu Priority Securities Investment since 1998. Mr. Sun has rich practical experience in capital investment and has led teams in investing in Shanying Paper, Yituo Co., Ltd., Da’an Gene, Wanma Cable Co., Ltd., Shanghai Phoenix Bicycle, Yantang Dairy, ZTE Corporation (“ZTE”), Luxi Chemical Co., Ltd. and many other Chinese companies. Mr. Sun is a well-known domestic investment academic theorist and the author of several investment and securities trading guides, the most acclaimed of which is “Stock Market”, which is considered to be one of the top books on how to navigate China’s stock market. Mr. Sun earned his Master’s degree in business administration from the University of Liege in Belgium in 2022. He earned a Bachelor’s degree in finance from Hunan Xiangtan University in 2020. In 1992, Mr. Sun earned a Bachelor’s in Traditional Chinese Medicine from Hebei University of traditional Chinese medicine in China. Mr. Sun was selected to serve as a director due to his experience in the financial services industry.

Shibin Fang has been our Chief Financial Officer and executive director since February 2024. He has served as a CPA and Auditor for Shenzhen Zhongxiang Accounting Firm since 2022. He has also served as a CPA and Auditor for Guangdong Zhongchen since 2019. From 2017-2019, Mr. Fang was a CPA and accountant at the Shenzhen Renault Accounting Firm. Mr. Fang has more than 10 years of tax work experience and more than 15 years of audit experience. He is experienced in financial auditing and tax assurance work. Mr. Fang earned his CPA license in January 2009 and has been practicing auditing and accounting work since. As a financial auditor and CPA, he has been involved in projects for Wuhan Jiahai Agricultural Development Co., Ltd., Rongzhong International Financial Leasing Co., Ltd., Hubei New Yangtze Real Estate Co., Ltd., Wuhan Science and Technology Guarantee Co., Ltd., Suizhou City Investment Group Co., Ltd., Suizhou CITIC Investment Guarantee Co., Ltd., Wuhan Power Generation Equipment Manufacturing Co., Ltd., and Wuhan Xinglin Environmental Protection Equipment Manufacturing Co., Ltd. Mr. Fang graduated from Huazhong University of Science and Technology with a Bachelor’s degree in manufacturing processes in 1989. Mr. Fang was selected to serve as a director due to his experience in the public accounting industry.

Zhongxuan Li has served as a director since February 2024. He is currently a senior partner and attorney at Beijing Deheng (Shenzhen) Law Firm where he has been employed since 2008 and primarily practices in the area of capital markets and corporate law. Mr. Li is also licensed to practice in the United States (New York State). Mr. Li has served as an independent director of the China Securities Regulatory Commission since 2011. In 2014, he became an arbitrator for the China International Economic and Trade Arbitration Commission. He has served as an arbitrator for the Cross-Straight Arbitration Center since 2016. In 2020, he became an arbitrator for the Hainan International Economic and Trade Arbitration Commission. In his practice of more than 20 years, Mr. Li has served as legal counsel for many private and public companies. His experience includes IPO counsel for the likes of DDC Enterprises Ltd. (NYSE: DDC), Lobo EV (Nasdaq: Lobo), Shenzhen Everwin Precision Technology Co., Ltd. (300115.SZ), and Shenzhen Leo-King Environmental Group Company Limited (301305.SZ); he has advised a number of companies in M&A work, to include; Shenzhen Mindray Biomedical (300760.SZ) acquiring Shanghai Medical Optical Instruments; Yinke Holdings (Nasdaq: Yin) acquiring Guangdong Bozhong Securities; Daren Asset Management acquires controlling stake in Hong Kong-listed company Lingbao Gold (03330.HK). He also has experience in private equity investment (PE), foreign direct investment (FDI) and commercial arbitration of both domestic and foreign companies. Mr. Li earned his Master of Law from Washington & Lee University in the United States. In 2004, Mr. Li earned a Master’s of Law from Northwest University of Political Science and Law. Mr. Li earned a Bachelor’s degree of law from Lanzhou University in 1994. Mr. Li was selected to serve as a director due to his experience in the legal services industry.

Daoyong Xing has served as a director since February 2024. Mr. Xing is currently the chief partner, independent CPA and auditor of Hubei Zhongchengdao Accounting Firm where he has worked since 2021. Mr. Xing has been an independent director of Hubei Hangte Equipment Manufacturing Co., Ltd. Since 2018. He is a Chinese certified public accountant, a Chinese certified tax accountant with securities and insurance professional qualifications. Formerly, he was the senior partner of Wuhan Lidetai Tax Accountants Firm, and worked as the financial director for Wuhan Skylan Environmental Protection Technology Co., Ltd., China University of Geosciences Jiangcheng College, Hong Kong Baixin Group and Shanghai Baoyi Group. Mr. Xing has a Ph.D. in Management from the School of Management of Huazhong University of Science and Technology in Wuhan, China in 2012 and in 2000 earned a Masters in auditing and accounting from the School of Economics and Management of Wuhan University. In 1993, Mr. Xing earned a Bachelor’s in business administration from Wuhan University of Science and Technology. Mr. Xing was selected to serve as a director due to his experience in the public accounting industry.

Zhenxing Wang has served as a director since February 2024. Mr. Wang has been the President of Hong Kong Zhongzhi Capital Corp. since 2020 and President of Shenzhen Zhongzhi Capital Management Co., Ltd. Since 2013. He has 33 years of experience working in finance, with a focus on management and investment banking businesses. He has served as a supervisor in the Hong Kong capital market working with Donghai International Financial Holdings Co., Ltd., Chuangqiao Securities Co., Ltd. He served as vice president and executive director of large domestic industrial enterprise groups such as Henan Huicheng Investment Co., Ltd. Mr. Wang has more than 25 years of experience in financial management and capital operations, including the formulation of financial plans, controlling financial risks, and in investment. He has comprehensive management experience and investment and financing experience in mergers and acquisitions, restructuring, stock issuance, and capital operation decisions. Mr. Wang has invested in multiple public companies in numerous, different industries, including the high-end manufacturing space and financial services. Mr. Wang graduated from Henan University in 1996, with a Bachelor’s degree in financial management. Mr. Wang was selected as a director due to his experience in the finance industry.

Wenzhong Zhao has served as a director since February 2024. Mr. Zhao is currently an Advisor of China Guizhou Moutai Co., Ltd. (referred to as “Moutai Group”). He has served Moutai Group in various roles since 2009 and has been following Chairman Ji Keliang. Mr. Zhao has helped lead the transformation of Moutai Group from a small Chinese liquor company into the largest liquor company in China through strategic mergers and acquisitions and industrial competitiveness investments. Moutai Group has grown into the second largest alcohol company in the world, with a market value of US$343.3 billion. Mr. Zhao has been working in the group for 14 consecutive years and has participated in the industrial investment, management and innovation process with Moutai Group’s top decision-makers. Mr. Zhao earned his Bachelor’s degree in economics and administration from Nanjing Political College in 2008. Mr. Zhao was selected as a director due to his experience in the food and beverage industry.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE.

The term of office of the first class of directors, consisting of Zhongxuan Li and Wenzhong Zhao, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Zhenxing Wang and Shibin Fang, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Daoyong Xing and Qing Sun, will expire at the third annual meeting of shareholders.

Only holders of Class B ordinary shares will have the right to vote on the election of directors prior to or in connection with the completion of our initial business combination. Holders of our public shares will not be entitled to vote on the election of directors during such time. These provisions of our second amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to elect directors may be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our second amended and restated memorandum and articles of association.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. Our board of directors has determined that each of Wenzhong Zhao, Zhongxuan Li, Daoyong Xing and Zhenxing Wang are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, nominating and corporate governance committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Mr. Zhongxuan Li, Mr. Daoyong Xing and Mr. Zhenxing Wang serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below. Each of Mr. Zhongxuan Li, Mr. Daoyong Xing and Mr. Zhenxing Wang are independent.

Mr. Zhenxing Wang serves as the chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Zhenxing Wang qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. The members of our compensation committee will be Mr. Zhongxuan Li, Mr. Daoyong Xing and Mr. Zhenxing Wang and Mr. Daoyong Xing serves as chair of the compensation committee.

The compensation committee is responsible for:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee of our board of directors. The members of our nominating and corporate governance are Mr. Zhongxuan Li, Mr. Daoyong Xing and Mr. Zhenxing Wang and Mr. Zhongxuan Li serves as chair of the nominating and corporate governance committee.

The nominating and corporate governance committee is responsible for:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). We have filed a copy of our Code of Ethics as exhibits to this Annual Report. Our Code of Ethics contains our insider trading policy. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our second amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
Qing Sun	Guizhou JS Industrial Investment Co., Ltd.	Investment Company	Chairman
	Hainan University Economic Research Institute	Education	Dean
	Fudan University	Education	Deputy Director
	Yingtai Investment Education Center	Education	Chief training instructor
	China Academy of Management Science	Education	Financial think tank expert
	China Stock Market Professional Trader Investor Education Alliance	Education	Training Instructor

Shibin Fang	Shenzhen Zhongxiang Accounting Firm (General Partnership) of China	Accounting Firm	Certified Professional Accountant
	Guangdong Zhongchen Accounting Firm (General Partnership) of China	Accounting Firm	Certified Professional Accountant

Zhongxuan Li	Hainan International Economic and Trade Arbitration Commission	Trade	Legal Expert
	Cross-Strait Arbitration Center	Trade	Legal Expert
	China International Economic and Trade Arbitration Commission	Trade	Legal Expert
	China Securities Regulatory Commission	Regulation	Legal Expert
	Beijing Deheng (Shenzhen) Law Firm	Law Firm	Legal Expert

Daoyong Xing	Zhongchengdao Accounting Firm	Accounting Firm	Certified Professional Accountant
	Hubei Hangte Equipment Manufacturing Co., Ltd.	Manufacturing Company	Independent Director

Zhenxing Wang	Hong Kong Zhongzhi Capital Co., Ltd.	Financial Management	President
	Shenzhen Zhongzhi Capital Co., Ltd.	Financial Management	President

Wenzhong Zhao	China Guizhou Moutai Co., Ltd.	Food and Beverage	Advisor

(1)	Each of the entities listed in this table may have competitive interests with our company with respect to the performance by each individual listed in this table of his or her obligations. Each individual listed has a fiduciary duty with respect to each of the listed entities.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to the closing of our IPO and purchased private placement units in a transaction that closed simultaneously with the closing of our IPO. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial shareholders with respect to any public shares acquired by them in or after our IPO. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our second amended and restated memorandum and articles of association. If we do not complete our initial business combination within the prescribed time frame, the private placement units will expire worthless. Furthermore, subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier of: (i) one year following the consummation of the Business Combination; (ii) subsequent to the consummation of a Business Combination, when the closing price of the Ordinary Shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the initial Business Combination; or (iii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination, that results in all of the Company’s stockholders having the right to exchange their Ordinary Shares for cash, securities or other property. Subject to certain limited exceptions, the private placement units and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our officers, directors, shareholders or affiliates may be paid fees upon the successful completion of our initial business combination as described above.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination.

Further, following our IPO, we have paid our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

These payments, if made prior to the completion of our initial business combination, will be made from funds held outside the trust account.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased during our IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our second amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us as of the date of this Annual Report. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement or payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor of $10,000 per month, for office space, utilities and secretarial and administrative support; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination;

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination.

We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary Shares
AA Mission Acquisition Sponsor Holdco LLC (our sponsor)(3)	9,474,000	(2)	26.80%
Qing Sun(3)	9,474,000	(2)	26.80%
Shibin Fang	—		—
Zhongxuan Li	—		—
Daoyong Xing	—		—
Zhenxing Wang	—		—
Wenzhong Zhao	—		—
All executive officers, directors and director as a group (6 individuals)	9,474,000	(2)	26.80%
Walleye Capital LLC(4)	2,425,000		6.86%
First Trust Merger Arbitrage Fund(5)	2,666,926		7.54%
Karpus Investment Management(6)	5,656,858		16.00%

(1)	Unless otherwise noted, the business address of each of the following is 21 Waterway Avenue, STE 300 #9732, The Woodlands, TX 77380.
(2)	Interests shown consist of 849,000 Class A ordinary shares and of 8,625,000 founder shares classified as Class B ordinary shares. Class B ordinary shares will (unless otherwise provided in our initial business combination agreement) automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, and may be converted at any time prior to our initial business combination, at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	AA Mission Acquisition Sponsor Holdco LLC, our sponsor, is the record holder of the shares reported herein. Qing Sun, our Chief Executive Officer and Chairman, is the managing member of the sponsor and has voting and investment discretion with respect to the securities held of record by our Sponsor and may be deemed to have or beneficial ownership of the securities held directly by our sponsor. All of our officers and directors are members of our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to a Schedule 13G filed on November 13, 2024, interests shown are held by Walleye Capital LLC. The principal business address of such person is 315 Park Ave. South, New York, NY 10010.
(5)	According to a Schedule 13G filed on November 14, 2024, interests shown are held by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.
(6)	According to a Schedule 13G filed on December 6, 2024, interests shown are held by Karpus Management, Inc., d/b/a Karpus Investment Management. The principal business address of such person is 183 Sully's Trail, Pittsford, New York 14534.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 19, 2024, our sponsor paid $25,000 for 8,625,000 founder shares, for a purchase price of approximately $0.003 per share. The number of founder shares outstanding was determined based on the expected total size of our IPO would be a maximum of 34,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent approximately 20% of the outstanding shares after our IPO. None of the founder shares were forfeited due to the underwriters’ full exercise of the over-allotment.

The founder shares are identical to the Class A ordinary shares, except that:

●	only holders of Class B ordinary shares will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands);

●	the founder shares are subject to certain transfer restrictions, as described in more detail below;

●	the founder shares are entitled to registration rights;

●	the founder shares are automatically convertible into our Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights; and

●	our sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of our initial business combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial business combination if we determine it is desirable to facilitate the completion of the initial business combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial business combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination.

The Company’s initial shareholders have agreed, pursuant to lock-up provisions in the agreements entered into by our sponsor and management team, not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial business combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (2) if the Company consummates a transaction after the initial business combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Private Placement Units

Our sponsor purchased an aggregate of 849,000 private placement units, at a price of $10.00 per unit, for an aggregate purchase price of $8,490,000, in a private placement that closed simultaneously with the closing of the IPO. Each private placement unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as described in this Annual Report. The private warrants are identical to the warrants sold in our IPO, subject to certain limited exceptions as described in this Annual Report. If we do not complete our initial business combination within the completion window, the private warrants will expire worthless. The private warrants are subject to the transfer restrictions described below. Otherwise, the private warrants have terms and provisions that are identical to those of the warrants included in the units being sold in our IPO.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to December 31, 2024, the Sponsor paid $539,874 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of founder shares. As of December 31, 2024, the amount due to the related party was $514,874.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. An administration fee of $50,000 was recorded and paid for the period from February 9, 2024 (inception) through December 31, 2024.

Related Party Loans

The sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. As of December 31, 2024, there were no amounts outstanding under the Promissory Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent Units at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. The terms of such Working Capital Loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024, no Working Capital Loans were outstanding.

Item 14. Principal Accountant Fees and Services.

The firm of UHY LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to UHY LLP for services rendered.

Audit Fees. During the period from February 9, 2024 (inception) through December 31, 2024, fees for services performed in connection with our IPO, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods were approximately $222,720.

Tax Fees. During the period from February 9, 2024 (inception) through December 31, 2024, UHY LLP did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees. During the period from February 9, 2024 (inception) through December 31, 2024, no other services were provided by UHY LLP other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 31, 2024, by and between the Company and Clear Street LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42196), filed with the Securities and Exchange Commission on August 5, 2024).
3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280511), filed with the Securities and Exchange Commission on June 27, 2024).
3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-280511), filed with the Securities and Exchange Commission on June 27, 2024).
3.3	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-280511), filed with the Securities and Exchange Commission on June 27, 2024).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280511), filed with the Securities and Exchange Commission on June 27, 2024).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-280511), filed with the Securities and Exchange Commission on June 27, 2024).
4.3	Specimen Warrants Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-280511), filed with the Securities and Exchange Commission on June 27, 2024).
4.4	Warrant Agreement, dated July 31, 2024, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42196), filed with the Securities and Exchange Commission on August 5, 2024).
4.5*	Description of Securities
10.1	Letter Agreement, dated July 31, 2024, among the Company, its executive officers, its directors and its sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42196), filed with the Securities and Exchange Commission on August 5, 2024).
10.2	Investment Management Trust Agreement, dated July 31, 2024, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42196), filed with the Securities and Exchange Commission on August 5, 2024).
10.3	Registration Rights Agreement, dated July 31, 2024, among the Company and the sponsor. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42196), filed with the Securities and Exchange Commission on August 5, 2024).
10.4	Securities Subscription Agreement, dated March 19, 2024, between the Company and the sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-280511), filed with the Securities and Exchange Commission on June 27, 2024).
10.5	Private Placement Units Purchase Agreement, dated July 31, 2024, between the Company and the sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42196), filed with the Securities and Exchange Commission on August 5, 2024).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42196), filed with the Securities and Exchange Commission on August 5, 2024).
10.7	Administrative Services Agreement, dated July 31, 2024, between the Company and the sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42196), filed with the Securities and Exchange Commission on August 5, 2024).
10.8	Promissory Note issued to AA Mission Acquisition Sponsor Holdco LLC, dated March 19, 2024 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-280511), filed with the Securities and Exchange Commission on June 27, 2024).
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-280511), filed with the Securities and Exchange Commission on June 27, 2024).
19.1*	Insider Trading Policy and Dissemination of Inside Information
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
24.1	Power of Attorney (included on signature page hereto).
97.1*	Policy on Recoupment of Incentive Compensation
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AA Mission Acquisition Corp.

By:	/s/ Qing Sun
Chief Executive Officer

March 11, 2025

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Qing Sun as true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments including post-effective amendments to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Qing Sun	Chairman of the Board of Directors and	March 11, 2025
Qing Sun	Chief Executive Officer (principal executive officer)

/s/ Shibin Fang	Chief Financial Officer and Executive Director	March 11, 2025
Shibin Fang	(principal financial and accounting officer)

/s/ Zhongxuan Li	Director	March 11, 2025
Zhongxuan Li

/s/ Daoyong Xing	Director	March 11, 2025
Daoyong Xing

/s/ Zhenxing Wang	Director	March 11, 2025
Zhenxing Wang

/s/ Wenzhong Zhao	Director	March 11, 2025
Wenzhong Zhao

AA MIssion Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of AA Mission Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AA Mission Acquisition Corp. (the Company) as of December 31, 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from February 9, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from February 9, 2024 (inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements has been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, has incurred and expects to continue to incur significant professional costs to remain a publicly listed company, and expects to incur significant transaction costs in the pursuit of the consummation of a business combination. The Company’s cash and working capital are not sufficient to complete its planned activities for one year from the issuance date of the financial statements. If the Company is unable to complete a business combination within the combination period, the Company would proceed to commence a mandatory liquidation and thereby a formal dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2024.

New York, New York

March 11, 2025

AA MISSION ACQUISITION CORP.

BALANCE SHEET

December 31, 2024
Assets
Current assets:
Cash	$417,897
Prepaid expenses	45,373
Prepaid insurance	230,535
Bank interest receivable	1,527
Total current assets	695,332
Investment held in Trust Account	353,339,173
Total Assets	$354,034,505

Liabilities, Class A Ordinary Shares Subject to Possible Redemptions and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$159,187
Due to related party	514,874
Total current liabilities	674,061
Deferred underwriting commissions	8,625,000
Total liabilities	9,299,061

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.24 per share	353,339,173

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 849,000 shares issued and outstanding	85
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	-
Accumulated deficit	(8,604,677)
Total Shareholders’ Deficit	(8,603,729)
Total Liabilities, Commitments and Contingences, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$354,034,505

The accompanying notes are an integral part of these financial statements.

AA MISSION ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from February 9, 2024 (Inception) through December 31, 2024
General and administrative expenses	769,833
Loss from operations	$(769,833)

Other income
Dividends earned on marketable securities held in trust account	6,614,173
Interest from the bank account	10,862
Net income	$5,855,202

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	15,568,807
Basic and diluted net income per share, redeemable ordinary shares	$1.25
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	7,981,615
Basic and diluted net loss per share, non-redeemable ordinary shares	$(1.71)

The accompanying notes are an integral part of these financial statements.

AA MISSION ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 09, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder	-	-	8,625,000	863	24,137	-	25,000
Allocated value of offering costs to warrants and unit purchase option	-	-	-	-	(1,293,585)	-	(1,293,585)
Sale of private placement units to Sponsor in private placement	759,000	76	-	-	7,589,924	-	7,590,000
Sale of over-allotment private placement units to Sponsor in private placement	90,000	9			899,991	-	900,000
Fair value of warrants included in public units					24,495,000	-	24,495,000
Net Income	-	-	-	-	-	5,855,202	5,855,202
Remeasurement of ordinary shares subject to possible redemption					(31,715,467)	(7,845,706)	(39,561,173)
Subsequent measurement of Ordinary Shares subject to possible redemption (Dividend earned on trust account)					-	(6,614,173)	(6,614,173)
Balance - December 31, 2024	849,000	$85	8,625,000	$863	$-	$(8,604,677)	$(8,603,729)

The accompanying notes are an integral part of these financial statements.

AA MISSION ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 9, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

For the period from February 09, 2024 (Inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income	$5,855,202
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(6,614,173)
Changes in operating assets and liabilities:
Bank interest receivable	(1,527)
Prepaid expenses	(275,908)
Accounts payable and accrued expenses	159,187
Due to related party	194,326

Net cash used in operating activities	(682,893)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(346,725,000)
Net cash used in investing activities	(346,725,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,490,000
Offering costs paid	(5,689,210)
Net cash provided by financing activities	347,825,790

Net increase in cash	417,897

Cash - beginning of the period	-
Cash - ending of the period	$417,897

Supplemental disclosure of noncash investing and financing activities:
Offering costs charged to Additional Paid-in Capital	$834,758
Allocation of offering costs to ordinary shares subject to redemption	$1,293,585
Remeasurement adjustment on ordinary shares subject to possible redemption	$39,561,173
Subsequent measurement of ordinary shares subject to possible redemption (Dividend income earned on Trust Account)	$6,614,173
Deferred underwriting commissions	$8,625,000
Reclassification of Value for Class A ordinary shares	$353,339,173
Offering costs paid by related party	$320,548

The accompanying notes are an integral part of these financial statements.

AA MISSION ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from February 9, 2024 (inception) through December 31, 2024, relates to the Company’s formation and the initial public offering (the “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of December 31, 2024, the Company had cash of $417,897 and a working capital of $21,271. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $417,897 as of December 31, 2024. The Company had no cash equivalents as of December 31, 2024.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividend earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of December 31, 2024, the Trust Account had balance of $353,339,173. The dividend earned from the Trust Account totaled $6,614,173 for the period from February 9, 2024 (inception) through December 31, 2024, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

For the Period from February 9, 2024 (Inception) Through December 31, 2024

Net income	$5,855,202
Dividends earned on investment held in Trust Account	(6,614,173)
Accretion of temporary equity into redemption value	(39,561,173)
Net loss including accretion of common stock to redemption value	$(40,320,144)

	For the Period from February 9, 2024 (Inception) Through December 31, 2024
	Redeemable	Non-Redeemable
Particulars	Shares	Shares
Basic and diluted net income/(loss) per share:
Weighted-average shares outstanding	15,568,807	7,981,615
Ownership percentage	66%	34%
Numerators:
Allocation of net loss including accretion of temporary equity	(26,655,002)	(13,665,142)
Income earned on Trust Account	6,614,173	—
Accretion of temporary equity to redemption value	39,561,173	—
Allocation of net income/(loss)	19,520,344	(13,665,142)

Denominators:
Weighted-average shares outstanding	15,568,807	7,981,615
Basic and diluted net income/(loss) per share	1.25	(1.71)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

At December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(21,300,000)
Allocation of offering costs related to redeemable shares	(11,700,113)
Plus:
Accretion of carrying value to redemption value	34,500,113
Ordinary shares subject to possible redemption	$301,500,000

Over-allotment
Plus:
Over-allotment proceeds	45,000,000
Less:
Proceeds allocated to Public Warrants	(3,195,000)
Allocation of offering costs related to redeemable shares	(1,641,060)
Plus:
Accretion of carrying value to redemption value	5,061,060
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	6,614,173
Ordinary shares subject to possible redemption	$353,339,173

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

Promissory Note — Related Party

The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. As of December 31, 2024, there were no amounts outstanding under the Promissory Note.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to December 31, 2024, the Sponsor paid $539,874 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of founder shares. As of December 31, 2024, the amount due to the related party was $514,874.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. An administration fee of $50,000 was recorded and paid for the period from February 9, 2024 (inception) through December 31, 2024.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent Units at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. The terms of such Working Capital Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024, no Working Capital Loans were outstanding.

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

NOTE 7: SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with $0.0001 par value. As a result of IPO on August 2, 2024, the Company issued 30,000,000 shares of Class A subject to possible redemptions. Simultaneously, the Company consummated the sale of 759,000 Private Placement Units which entitles the holder thereof to one Class A ordinary share.

On September 4, 2024, the underwriters exercised the over-allotment option in full and as a result, the Company consummated the sale of additional 4,500,000 shares of Class A subject to possible redemptions and 90,000 Private Placement Units. As of December 31, 2024, there were 849,000 Class A ordinary shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with $0.0001 par value. As of December 31, 2024, there were 8,625,000 Class B ordinary shares issued and outstanding. Initially, up to 1,125,000 of these shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part ensuring that the number of founder shares would equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units) (See Note 4 and Note 5 for further details). However, no Class B ordinary shares are subject to forfeiture as the over-allotment was fully exercised on September 4, 2024.

Warrants

Each Unit consisted of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitled the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, exercisable 30 days after the completion of our initial business combination and will expire five years after the completion of our initial business combination or earlier upon redemption or our liquidation. The Company will not issue fractional shares in connection with an exchange of warrants. Fractional shares will be either rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law.

If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the trust account, holders of warrants will not receive any of such funds for their warrants and the warrants will expire worthless.

NOTE 8: FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$353,339,173	$353,339,173	$—	$—

NOTE 9: SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.