Form 10-Q
period 2025-03-31
AA Mission Acquisition Corp.
filed 2025-05-12
CIK 2012964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

☐ Yes ☒ No

As of May 12, the registrant had a total of 43,974,000 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

AA MIssion Acquisition Corp.

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page
Financial Statements:
Condensed Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	F-2
Condensed Statements of Operations for the Three Months Ended March 31, 2025 and For the Period from February 9, 2024 (Inception) Through March 31, 2024 (Unaudited)	F-3
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three months ended March 31, 2025 and For the Period from February 9, 2024 (Inception) Through March 31, 2024 (Unaudited)	F-4
Condensed Statements of Cash Flows for the three months ended March 31, 2025 and For the Period from February 9, 2024 (Inception) Through March 31, 2024 (Unaudited)	F-6
Notes to Condensed Financial Statements (Unaudited)	F-7

AA MISSION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash	$57,904	$417,897
Prepaid expenses	43,762	45,373
Prepaid insurance	194,136	230,535
Bank interest receivable	548	1,527
Total current assets	296,350	695,332
Investments held in Trust Account	357,039,216	353,339,173
Total Assets	$357,335,566	$354,034,505

Liabilities, Class A Ordinary Shares Subject to Possible Redemptions and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$73,917	$159,187
Due to related party	514,874	514,874
Total current liabilities	588,791	674,061
Deferred underwriting commissions	8,625,000	8,625,000
Total liabilities	9,213,791	9,299,061

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.35 and $10.24 per share as on March 31, 2025 and December 31, 2024	357,039,216	353,339,173

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as on March 31, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 849,000 shares issued and outstanding as on March 31, 2025 and December 31, 2024 (excluding 34,500,000 shares subject to possible redemption)	85	85
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as on March 31, 2025 and December 31, 2024	863	863
Additional paid-in capital	-	-
Accumulated deficit	(8,918,389)	(8,604,677)
Total Shareholders’ Deficit	(8,917,441)	(8,603,729)
Total Liabilities, Commitments and Contingences, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$357,335,566	$354,034,505

The accompanying notes are an integral part of these condensed financial statements.

AA MISSION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2025	For the Period from February 9, 2024 (Inception) Through March 31, 2024
General and administrative expenses	$316,210	$6,650
Loss from operations	(316,210)	(6,650)

Other income
Dividends earned on marketable securities held in trust account	3,700,043	-
Interest from the bank account	2,498	-
Net income (loss)	$3,386,331	$(6,650)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	34,500,000	-
Basic and diluted net income per share, redeemable ordinary shares	$0.10	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	9,474,000	7,500,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

AA MISSION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance - December 31, 2024	849,000	$85	8,625,000	$863	$-	$(8,604,677)	$(8,603,729)
Subsequent measurement of Ordinary Shares subject to possible redemption (Dividends earned on trust account)	-	-	-	-	-	(3,700,043)	(3,700,043)
Net Income	-	-	-	-		3,386,331	3,386,331
Balance - March 31, 2025	849,000	$85	8,625,000	$863	$-	$(8,918,389)	$(8,917,441)

The accompanying notes are an integral part of these condensed financial statements.

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance - February 09, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder’s(1)	-	-	8,625,000	863	24,137	-	25,000
Net Loss	-	-	-	-		(6,650)	(6,650)
Balance - March 31, 2024	-	$-	8,625,000	$863	$24,137	$(6,650)	$18,350

(1)	On September 4, 2024, the underwriters fully exercised the over-allotment and therefore, 1,125,000 Class B ordinary shares weren’t forfeited.

The accompanying notes are an integral part of these condensed financial statements.

AA MISSION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2025	For the period from February 9, 2024 (Inception) through March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$3,386,331	$(6,650)
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(3,700,043)	-
Changes in operating assets and liabilities:
Bank interest receivable	979	-
Prepaid expenses	38,010	6,650
Accounts payable and accrued expenses	(85,270)	-
Net cash used in operating activities	(359,993)	-

Net decrease in cash	(359,993)	-

Cash - beginning of the period	417,897	-
Cash - ending of the period	$57,904	$-

Supplemental disclosure of noncash investing and financing activities:
Subsequent measurement of ordinary shares subject to possible redemption (Dividends income earned on Trust Account)	$3,700,043	$-
Offering costs included in accrued expenses	$-	$147,787
Offering costs paid by related party	$-	$60,000
Offering costs paid by Sponsor in exchange for issuance of ordinary	$-	$25,000
Prepaid expenses paid by related party	$-	$42,150
Audit fee paid by related party	$-	$2,850

The accompanying notes are an integral part of these condensed financial statements.

AA MISSION ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2025, the Company had not commenced any operations. All activity through March 31, 2025, relates to the Company’s formation and the initial public offering (the “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of March 31, 2025, the Company had cash of $57,904 and a working capital deficit of $292,441. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 11, 2025. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2025, and the Company’s results of operations and cash flows for the periods presented. The results of operations included in the financial statements are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $57,904 and $417,897 as of March 31, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividends earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of March 31, 2025 and December 31, 2024, the Trust Account had balance of $357,039,216 and $353,339,173, respectively. The dividends earned from the Trust Account totaled $3,700,043 for the three months ended March 31, 2025, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended March 31, 2025	For the Period from February 9, 2024 (Inception) Through March 31, 2024
Net income (loss)	$3,386,331	$(6,650)
Interest earned on investment held in Trust Account	(3,700,043)	-
Net loss including accretion of common stock to redemption value	$(313,712)	$(6,650)

	Three Months Ended March 31, 2025		For the Period from February 9, 2024 (Inception) Through March 31, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Weighted-average shares outstanding	34,500,000	9,474,000	-	7,500,000
Ownership percentage	78%	22%	0%	100%
Numerators:
Allocation of net loss including accretion of temporary equity	(246,124)	(67,588)		(6,650)
Income earned on Trust Account	3,700,043	-	-	-
Allocation of net income/(loss)	3,453,919	(67,588)	-	(6,650)

Denominators:
Weighted-average shares outstanding	34,500,000	9,474,000	-	7,500,000
Basic and diluted net income/(loss) per share	0.10	(0.01)	-	(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

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

As of March 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(21,300,000)
Allocation of offering costs related to redeemable shares	(11,700,113)
Plus:
Accretion of carrying value to redemption value	34,500,113
Ordinary shares subject to possible redemption	$301,500,000

Over-allotment
Plus:
Over-allotment proceeds	45,000,000
Less:
Proceeds allocated to Public Warrants	(3,195,000)
Allocation of offering costs related to redeemable shares	(1,641,060)
Plus:
Accretion of carrying value to redemption value	5,061,060
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	6,614,173
Ordinary shares subject to possible redemption, December 31, 2024	$353,339,173
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	3,700,043
Ordinary shares subject to possible redemption, March 31, 2025	$357,039,216

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Promissory Note — Related Party

The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. No amounts were drawn down under the Promissory Note, and the Promissory Note expired on December 31, 2024.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to March 31, 2025, the Sponsor paid $539,874 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares. As of March 31, 2025 and December 31, 2024, the amount due to the related party was $514,874.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. During the three months ended March 31, 2025, Company incurred an administration fee of $30,000 of which $10,000 were recorded under accrued expenses as unpaid as of March 31, 2025. No administration fee was booked during the period from February 9, 2024 (inception) through March 31, 2024.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent Units at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. The terms of such Working Capital Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2025, no Working Capital Loans were outstanding.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Recently, in October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of the condensed financial statement, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

NOTE 7: SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with $0.0001 par value. As a result of IPO on August 2, 2024, the Company issued 30,000,000 shares of Class A subject to possible redemptions. Simultaneously, the Company consummated the sale of 759,000 Private Placement Units which entitles the holder thereof to one Class A ordinary share.

On September 4, 2024, the underwriters exercised the over-allotment option in full and as a result, the Company consummated the sale of additional 4,500,000 shares of Class A subject to possible redemptions and 90,000 Private Placement Units. As of March 31, 2025 and December 31, 2024, there were 849,000 Class A ordinary shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with $0.0001 par value. As of March 31, 2025 and December 31, 2024, there were 8,625,000 Class B ordinary shares issued and outstanding. Initially, up to 1,125,000 of these shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part ensuring that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units) (See Note 4 and Note 5 for further details). However, no Class B ordinary shares are subject to forfeiture as the over-allotment was fully exercised on September 4, 2024.

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

NOTE 8: FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$357,039,216	$357,039,216	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$353,339,173	$353,339,173	$—	$—

NOTE 9: SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Since inception, our activities have primarily consisted of organizational efforts and preparations for our Initial Public Offering (“IPO”), which was successfully completed in August 2024. Following the IPO, we have not generated any operating revenues as we are focusing on completing of our initial business combination. After the IPO, we generated non-operating income in the form of interest income on cash and cash equivalents. As a public company, we continue to incur increased expenses related to legal, financial reporting, accounting and auditing compliance, as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three months ended March 31, 2025, we have a net income of $3,386,331 which consists of loss of $316,210 derived from operating costs offset by income earned on Trust Account and bank account of $3,702,541.

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

As of March 31, 2025, we had cash of $57,904. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

While we do not anticipate the need to raise additional funds immediately to support our operations, the existing working capital deficit indicates that additional funding may be required. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

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

Promissory Note — Related Party

The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. Since the note has expired as of December 31, 2024, there were no amounts outstanding under the Promissory Note as of March 31, 2025.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to March 31, 2025, the Sponsor paid $539,874 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of founder shares. As of March 31, 2025 and December 31, 2024, the amount due to the related party was $514,874.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. During the three months ended March 31, 2025, Company incurred an administration fee of $30,000 of which $10,000 were recorded under accrued expenses as unpaid as of March 31, 2025. No administration fee was booked during the period from February 9, 2024 (inception) through March 31, 2024.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent Units at a price of $10.00 per Unit at the option of the lender. Such Units would be identical to the Private Placement Units. The terms of such Working Capital Loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2025, no Working Capital Loans were outstanding.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies or estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” of our Prospectus dated July 31, 2024, which could materially affect our business, financial condition or future results. There have been no material changes with regard to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

Date: May 12, 2025	AA Mission Acquisition Corp.

	By:	/s/ Qing Sun
Qing Sun
Chairman and Chief Executive Officer

By:	/s/ Shibin Fang
Shibin Fang
Executive Director and Chief Financial Officer