Form 10-Q
period 2025-06-30
AA Mission Acquisition Corp.
filed 2025-08-08
CIK 2012964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

☐ Yes ☒ No

As of August 8, the registrant had a total of 43,974,000 shares of its common stock, par value $0.0001 per share, issued and outstanding.

AA MISSION ACQUISITION CORP.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated August 2, 2024 and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AA MIssion Acquisition Corp.

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page
Financial Statements:
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	F-1
Condensed Statements of Operations for the Three Months Ended June 30, 2025 and June 30, 2024, for the Six Months Ended June 30, 2025 and for the Period from February 9, 2024 (Inception) Through June 30, 2024 (Unaudited)	F-2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2025 and June 30, 2024, for the Six Months Ended June 30, 2025 and for the Period from February 9, 2024 (Inception) Through June 30, 2024 (Unaudited)	F-3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from February 9, 2024 (Inception) Through June 30, 2024 (Unaudited)	F-5
Notes to Condensed Financial Statements (Unaudited)	F-6

AA MISSION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash	$864,995	$417,897
Prepaid expenses	42,151	45,373
Prepaid insurance	157,737	230,535
Bank interest receivable	2,850	1,527
Total current assets	1,067,733	695,332
Investments held in Trust Account	360,761,586	353,339,173
Total Assets	$361,829,319	$354,034,505

Liabilities, Class A Ordinary Shares Subject to Possible Redemptions and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$8,048	$159,187
Convertible note payable	1,000,000	-
Due to related party	514,874	514,874
Total current liabilities	1,522,922	674,061
Deferred underwriting commissions	8,625,000	8,625,000
Total liabilities	10,147,922	9,299,061

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.46 and $10.24 per share as on June 30, 2025 and December 31, 2024	360,761,586	353,339,173

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as on June 30, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 849,000 shares issued and outstanding as on June 30, 2025 and December 31, 2024 (excluding 34,500,000 shares subject to possible redemption)	85	85
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as on June 30, 2025 and December 31, 2024	863	863
Additional paid-in capital	-	-
Accumulated deficit	(9,081,137)	(8,604,677)
Total Shareholders’ Deficit	(9,080,189)	(8,603,729)
Total Liabilities, Commitments and Contingences, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$361,829,319	$354,034,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

AA MISSION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Period from February 9, 2024 (Inception) Through June 30, 2024
General and administrative expenses	$166,763	$118,731	$482,973	$125,381
Loss from operations	(166,763)	(118,731)	(482,973)	(125,381)

Other income
Dividends earned on marketable securities held in trust account	3,722,370	-	7,422,413	-
Interest from the bank account	4,015	-	6,513	-
Net income (loss)	$3,559,622	$(118,731)	$6,945,953	$(125,381)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	34,500,000	-	34,500,000	-
Basic and diluted net income per share, redeemable ordinary shares	$0.10	$-	$0.20	$-
-Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	9,474,000	7,500,000	9,474,000	7,500,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.00)	$(0.02)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AA MISSION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three and Six Months Ended June 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance - December 31, 2024	849,000	$85	8,625,000	$863	$-	$(8,604,677)	$(8,603,729)
Subsequent measurement of Ordinary Shares subject to possible redemption (Dividends earned on trust account)	-	-	-	-	-	(3,700,043)	(3,700,043)
Net income	-	-	-	-		3,386,331	3,386,331
Balance - March 31, 2025	849,000	$85	8,625,000	$863	$-	$(8,918,389)	$(8,917,441)
Subsequent measurement of Ordinary Shares subject to possible redemption (Dividends earned on trust account)	-	-	-	-	-	(3,722,370)	(3,722,370)
Net income	-	-	-	-		3,559,622	3,559,622
Balance - June 30, 2025	849,000	$85	8,625,000	$863	$-	$(9,081,137)	$(9,080,189)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AA MISSION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended June 30, 2024 and

for the Period from February 9, 2024 (inception) through June 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance - February 9, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholders(1)	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-		(6,650)	(6,650)
Balance - March 31, 2024	-	$-	8,625,000	$863	$24,137	$(6,650)	$18,350
Founder shares issued to initial shareholders(1)	-	-	-	-	-	-	-
Net loss	-	-	-	-		(118,731)	(118,731)
Balance - June 30, 2024	-	$-	8,625,000	$863	$24,137	$(125,381)	$(100,381)

(1)	On September 4, 2024, the underwriters fully exercised the over-allotment and therefore, 1,125,000 Class B ordinary shares weren’t forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AA MISSION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2025	For the Period from February 9, 2024 (Inception) through June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$6,945,953	$(125,381)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(7,422,413)	-
Changes in operating assets and liabilities:
Bank interest receivable	(1,323)	-
Prepaid expenses	76,020	(48,595)
Accounts payable and accrued expenses	(151,139)	80,875
Due to related party	-	93,101
Net cash used in operating activities	(552,902)	-

Cash Flows from Financing Activities:
Proceeds received from promissory note, convertible	1,000,000	-

Net cash provided by financing activities	1,000,000	-

Net increase in cash	447,098	-

Cash - beginning of the period	417,897	-
Cash - ending of the period	$864,995	$-

Supplemental disclosure of noncash investing and financing activities:
Subsequent measurement of ordinary shares subject to possible redemption (Dividend income earned on Trust Account)	$7,422,413	$-
Offering costs included in accrued expenses	$-	$282,378
Offering costs paid by related party	$-	$272,208
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$-	$25,000
Prepaid expenses paid by related party	$-	$48,595
Audit fee paid by related party	$-	$59,294

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of June 30, 2025, the Company had not commenced any operations. All activity through June 30, 2025, relates to the Company’s formation and the initial public offering (the “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On May 22, 2025, the Company issued an unsecured, non-interest bearing convertible promissory note in the principal amount of $1,000,000 to its Sponsor to fund working capital needs (the “Convertible Promissory Note”). The Convertible Promissory Note matures upon the closing of a business combination. At the Sponsor’s election, the outstanding principal may be converted into private units of the Company at a conversion price of $10.00 per unit. The number of units to be issued upon conversion is determined by dividing (x) the outstanding principal by (y) $10.00. No fractional units will be issued. If a business combination is not consummated, the Convertible Promissory Note will only be repaid from funds held outside the trust account.

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

Going Concern Consideration

As of June 30, 2025, the Company had cash of $864,995 and a working capital deficit of $455,189. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period.

The Company raised additional funds through the issuance of a promissory note to support its working capital needs and ongoing efforts to complete a Business Combination. While this financing provides liquidity, it does not eliminate the substantial doubt regarding the Company’s ability to continue as a going concern.

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

Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 11, 2025. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2025, and the Company’s results of operations and cash flows for the periods presented. The results of operations included in the financial statements are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $864,995 and $417,897 as of June 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividends earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of June 30, 2025 and December 31, 2024, the Trust Account had balance of $360,761,586 and $353,339,173, respectively. The dividends earned from the Trust Account totaled $3,722,370 and $7,422,413 for the three and six months ended June 30, 2025, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Period from February 9, 2024 (Inception) Through June 30, 2024
Net income (loss)	$3,559,622	$(118,731)	$6,945,953	$(125,381)
Interest earned on investment held in Trust Account	(3,722,370)	-	(7,422,413)	-
Net loss including accretion of common stock to redemption value	$(162,748)	$(118,731)	$(476,460)	$(125,381)

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Weighted-average shares outstanding	34,500,000	9,474,000	-	7,500,000
Ownership percentage	78.5%	21.5%	0%	100%
Numerators:
Allocation of net loss including accretion of temporary equity	(127,685)	(35,063)		(118,731)
Income earned on Trust Account	3,722,370	-	-	-
Allocation of net income (loss)	3,594,685	(35,063)	-	(118,731)

Denominators:
Weighted-average shares outstanding	34,500,000	9,474,000	-	7,500,000
Basic and diluted net income (loss) per share	0.10	(0.00)	-	(0.02)

	For the Six Months Ended June 30, 2025		For the Period from February 9, 2024 (Inception) Through June 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Weighted-average shares outstanding	34,500,000	9,474,000	-	7,500,000
Ownership percentage	78.5%	21.5%	0%	100%
Numerators:
Allocation of net loss including accretion of temporary equity	(373,809)	(102,651)		(125,381)
Income earned on Trust Account	7,422,413	-	-	-
Allocation of net income (loss)	7,048,604	(102,651)	-	(125,381)

Denominators:
Weighted-average shares outstanding	34,500,000	9,474,000	-	7,500,000
Basic and diluted net income (loss) per share	0.20	(0.01)	-	(0.02)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

As of June 30, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(21,300,000)
Allocation of offering costs related to redeemable shares	(11,700,113)
Plus:
Accretion of carrying value to redemption value	34,500,113
Ordinary shares subject to possible redemption	$301,500,000

Over-allotment
Plus:
Over-allotment proceeds	45,000,000
Less:
Proceeds allocated to Public Warrants	(3,195,000)
Allocation of offering costs related to redeemable shares	(1,641,060)
Plus:
Accretion of carrying value to redemption value	5,061,060
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	6,614,173
Ordinary shares subject to possible redemption, December 31, 2024	$353,339,173
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	7,422,413
Ordinary shares subject to possible redemption, June 30, 2025	$360,761,586

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This standard was effective for the Company starting February 9, 2024 (inception) and did not have a material impact on the Company’s financial statements (see Note 9).

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

Promissory Note — Related Party

The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. Since the note has expired as of December 31, 2024, there were no amounts outstanding under the Promissory Note as of June 30, 2025.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to June 30, 2025, the Sponsor paid $539,874 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares. As of June 30, 2025, and December 31, 2024, the amount due to the related party was $514,874.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. During the three and six months ended June 30, 2025, the Company incurred an administration fee of $30,000 and $60,000, all of which was paid by June 30, 2025. No administration fee was booked during the period from February 9, 2024 (inception) through June 30, 2024.

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

With reference to the above, on May 22, 2025, the Company issued a convertible promissory note in the principal amount of $1,000,000 to AA Mission Acquisition Sponsor Holdco LLC (the “Sponsor”) to fund working capital needs and expenses related to the Company’s initial business combination (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and matures upon the closing of a business combination. The note may not be prepaid without the Sponsor’s consent.

At the Sponsor’s election, all or a portion of the unpaid principal amount of the Convertible Promissory Note may be converted into private units of the Company at a conversion price of $10.00 per unit, with each unit consisting of the same securities issued in the Company’s initial public offering. The number of units to be received by the Sponsor in connection with such conversion shall be determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00. No fractional units will be issued upon conversion, and any remaining balance will be paid in cash. If the Company does not consummate a business combination, the Convertible Promissory Note will only be repaid from funds held outside of the trust account, if any.

As of June 30, 2025, the outstanding balance under the Convertible Promissory Note was $1,000,000.

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

NOTE 7: SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025, and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with $0.0001 par value. As a result of IPO on August 2, 2024, the Company issued 30,000,000 shares of Class A subject to possible redemptions. Simultaneously, the Company consummated the sale of 759,000 Private Placement Units which entitles the holder thereof to one Class A ordinary share.

On September 4, 2024, the underwriters exercised the over-allotment option in full and as a result, the Company consummated the sale of additional 4,500,000 shares of Class A subject to possible redemptions and 90,000 Private Placement Units. As of June 30, 2025, and December 31, 2024, there were 849,000 Class A ordinary shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with $0.0001 par value. As of June 30, 2025, and December 31, 2024, there were 8,625,000 Class B ordinary shares issued and outstanding. Initially, up to 1,125,000 of these shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part ensuring that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units) (See Note 4 and Note 5 for further details). However, no Class B ordinary shares are subject to forfeiture as the over-allotment was fully exercised on September 4, 2024.

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

NOTE 8: FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025, and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$360,761,586	$360,761,586	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$353,339,173	$353,339,173	$—	$—

NOTE 9. SEGMENT INFORMATION

ASC 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, including net income (loss), which is comprised of dividends earned on marketable securities held in trust account and interest from the bank account, offset by general and administrative expenses.

The key measure of segment profit or loss reviewed by the Company’s CODM is net income (loss), which is comprised of dividends earned on marketable securities held in trust account and interest from the bank account, offset by general and administrative expenses. Net income (loss) is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the required completion window. The CODM also reviews net income (loss) to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

NOTE 10: SUBSEQUENT EVENTS

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

For the three months ended June 30, 2025, we had a net income of $3,559,622, which consists of loss of $166,763 derived from operating costs, offset by income earned on Trust Account and bank account of $3,726,385.

For the three months ended June 30, 2024, we had a net loss of $118,731, which was derived from formation and operating costs.

For the six months ended June 30, 2025, we had a net income of $6,945,953, which consists of loss of $482,973 derived from operating costs, offset by income earned on Trust Account and bank account of $7,428,926.

For the period from February 9, 2024 (inception) through June 30, 2024, we had a net loss of $125,381, which was derived from formation and operating costs.

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

On May 22, 2025, the Company issued an unsecured, non-interest bearing convertible promissory note to Sponsor in the principal amount of $1,000,000 to its Sponsor (the “Convertible Promissory Note”) to fund working capital needs. The outstanding principal may be converted into private units of the Company at a conversion price of $10.00 per unit. The number of units to be issued upon conversion is determined by dividing (x) the outstanding principal by (y) $10.00. No fractional units will be issued. If a business combination is not consummated, the note will only be repaid from funds held outside the trust account.

As of June 30, 2025, we had cash of $864,995. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

Promissory Note - Related Party

The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. Since the note has expired as of December 31, 2024, there were no amounts outstanding under the Promissory Note as of June 30, 2025.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to June 30, 2025, the Sponsor paid $539,874 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of founder shares. As of June 30, 2025 and December 31, 2024, the amount due to the related party was $514,874.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. During the three and six months ended June 30, 2025, the Company incurred an administration fee of $30,000 and $60,000, all of which was paid by June 30, 2025. No administration fee was booked during the period from February 9, 2024 (inception) through June 30, 2024.

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

With reference to the above, on May 22, 2025, the Company issued a convertible promissory note in the principal amount of $1,000,000 to AA Mission Acquisition Sponsor Holdco LLC (the “Sponsor”) to fund working capital needs and expenses related to the Company’s initial business combination (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and matures upon the closing of a business combination. The note may not be prepaid without the Sponsor’s consent.

At the Sponsor’s election, all or a portion of the unpaid principal amount of the Convertible Promissory Note may be converted into private units of the Company at a conversion price of $10.00 per unit, with each unit consisting of the same securities issued in the Company’s initial public offering. The number of units to be received by the Sponsor in connection with such conversion shall be determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $10.00. No fractional units will be issued upon conversion, and any remaining balance will be paid in cash. If the Company does not consummate a business combination, the Convertible Promissory Note will only be repaid from funds held outside of the trust account, if any.

As of June 30, 2025, the outstanding balance under the Convertible Promissory Note was $1,000,000.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Promissory Note, dated May 22, 2025 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 29, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2025	AA Mission Acquisition Corp.

	By:	/s/ Qing Sun
Qing Sun
Chairman and Chief Executive Officer

By:	/s/ Shibin Fang
Shibin Fang
Executive Director and Chief Financial Officer