Form 10-Q
period 2025-09-30
AA Mission Acquisition Corp.
filed 2025-11-07
CIK 2012964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

☒ Yes ☐ No

As of November 7, 2025, the registrant had a total of 43,974,000 shares of its common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AA MISSION ACQUISITION CORP.

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page
Financial Statements:
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	F-1
Condensed Statements of Operations for the Three Months Ended September 30, 2025 and September 30, 2024, for the Nine Months Ended September 30, 2025 and for the Period from February 9, 2024 (Inception) Through September 30, 2024 (Unaudited)	F-2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2025 and September 30, 2024, for the Nine Months Ended September 30, 2025 and for the Period from February 9, 2024 (Inception) Through September 30, 2024 (Unaudited)	F-3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from February 9, 2024 (Inception) Through September 30, 2024 (Unaudited)	F-5
Notes to Condensed Financial Statements (Unaudited)	F-6

AA MISSION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31,
	(Unaudited)	2024
Assets
Current assets:
Cash	$748,602	$417,897
Prepaid expenses	47,187	45,373
Prepaid insurance	121,338	230,535
Bank interest receivable	2,400	1,527
Total current assets	919,527	695,332
Investment held in Trust Account	364,530,636	353,339,173
Total Assets	$365,450,163	$354,034,505

Liabilities, Class A Ordinary Shares Subject to Possible Redemptions and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	15,905	159,187
Convertible note payable	1,000,000	-
Due to related party	514,874	514,874
Total current liabilities	1,530,779	674,061
Deferred underwriting commissions	8,625,000	8,625,000
Total liabilities	10,155,779	9,299,061

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.57 and $10.24 per share as on September 30, 2025 and December 31, 2024, respectively.	364,530,636	353,339,173

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as on September 30, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 849,000 shares issued and outstanding as on September 30, 2025 and December 31, 2024 (excluding 34,500,000 shares subject to possible redemption)	85	85
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as on September 30, 2025 and December 31, 2024	863	863
Additional paid-in capital	-	-
Accumulated deficit	(9,237,200)	(8,604,677)
Total Shareholders’ Deficit	(9,236,252)	(8,603,729)
Total Liabilities, Commitments and Contingencies, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$365,450,163	$354,034,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

AA MISSION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from February 9, 2024 (Inception) Through September 30, 2024
General and administrative expenses	$163,979	$339,668	$646,950	$465,049
Loss from operations	(163,979)	(339,668)	(646,950)	(465,049)

Other income
Dividends earned on marketable securities held in trust account	3,769,050	2,567,083	11,191,463	2,567,083
Interest from the bank account	7,916	3,069	14,428	3,069
Net income	$3,612,987	$2,230,484	$10,558,941	$2,105,103

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	34,500,000	20,836,957	34,500,000	8,157,447
Basic and diluted net income per share, redeemable ordinary shares	$0.11	$0.69	$0.31	$2.59
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	9,474,000	9,145,435	9,474,000	7,397,362
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.00)	$(1.33)	$(0.01)	$(2.57)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AA MISSION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three and Nine Months Ended September 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance - December 31, 2024	849,000	$85	8,625,000	$863	$-	$(8,604,677)	$(8,603,729)
Subsequent measurement of Ordinary Shares subject to possible redemption (Dividends earned on trust account)	-	-	-	-	-	(3,700,043)	(3,700,043)
Net Income	-	-	-	-	-	3,386,331	3,386,331
Balance - March 31, 2025	849,000	$85	8,625,000	$863	$-	$(8,918,389)	$(8,917,441)
Subsequent measurement of Ordinary Shares subject to possible redemption (Dividends earned on trust account)	-	-	-	-	-	(3,722,370)	(3,722,370)
Net Income	-	-	-	-	-	3,559,622	3,559,622
Balance - June 30, 2025	849,000	$85	8,625,000	$863	$-	$(9,081,137)	$(9,080,189)
Subsequent measurement of Ordinary Shares subject to possible redemption (Dividends earned on trust account)	-	-	-	-	-	(3,769,050)	(3,769,050)
Net Income	-	-	-	-	-	3,612,987	3,612,987
Balance - September 30, 2025	849,000	$85	8,625,000	$863	$-	$(9,237,200)	$(9,236,252)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AA MISSION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended September 30, 2024 and

for the Period from February 9, 2024 (inception) through September 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance - February 09, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder (1)	-	-	8,625,000	863	24,137	-	25,000
Net Loss	-	-	-	-	-	(6,650)	(6,650)
Balance - March 31, 2024	-	$-	8,625,000	$863	$24,137	$(6,650)	$18,350
Net Loss	-	-	-	-	-	(118,731)	(118,731)
Balance - June 30, 2024	-	$-	8,625,000	$863	$24,137	$(125,381)	$(100,381)
Allocated value of offering costs to Ordinary shares	-	-	-	-	(1,293,585)	-	(1,293,585)
Sale of private placement units to Sponsor in private placement	759,000	76	-	-	7,589,924	-	7,590,000
Sale of over-allotment private placement units to Sponsor in private placement	90,000	9	-	-	899,991	-	900,000
Fair value of warrants included in public units	-	-	-	-	24,495,000		24,495,000
Net income	-	-	-	-	-	2,230,484	2,230,484
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(39,561,173)	-	(39,561,173)
Subsequent measurement of Ordinary Shares subject to possible redemption (Dividends earned on trust account)	-	-	-	-	(2,567,083)	-	(2,567,083)
Reclass Additional paid in capital to Accumulated Deficit	-	-	-	-	10,412,789	(10,412,789)	-
Balance - September 30, 2024	849,000	$85	8,625,000	$863	$-	$(8,307,686)	$(8,306,738)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AA MISSION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2025	For the Period from February 9, 2024 (Inception) Through September 30, 2024
Cash Flows from Operating Activities:
Net income	$10,558,941	$2,105,103
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investment held in Trust Account	(11,191,463)	(2,567,083)
Changes in operating assets and liabilities:
Bank interest receivable	(873)	-
Prepaid expenses	107,382	(313,918)
Accounts payable and accrued expenses	(143,282)	57,126
Due to related party	-	514,874
Net cash used in operating activities	(669,295)	(203,898)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(346,725,000)
Net cash used in Investing activities	-	(346,725,000)

Cash Flows from Financing Activities:
Proceeds received from promissory note, convertible	1,000,000	-
Proceeds from issuance of founder shares	-	25,000
Proceeds received from public units, gross	-	345,000,000
Proceeds received from private placement	-	8,490,000
Offering costs paid	-	(6,009,758)
Net cash provided by financing activities	1,000,000	347,505,242

Net increase in cash	330,705	576,344

Cash - beginning of the period	417,897	-
Cash - ending of the period	$748,602	$576,344

Supplemental disclosure of noncash investing and financing activities:
Subsequent measurement of ordinary shares subject to possible redemption (Dividends income earned on Trust Account)	$11,191,463	$2,567,083
Allocation of offering costs to ordinary shares subject to redemption	$-	$1,293,585
Offering costs charged to Additional Paid-in Capital	$-	$834,758
Remeasurement adjustment on ordinary shares subject to possible redemption	$-	$39,561,173
Deferred underwriting commissions	$-	$8,625,000
Reclassification of Value for Class A	$-	$349,295,152

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

As of September 30, 2025, the Company had not commenced any operations. All activity through September 30, 2025, relates to the Company’s formation and the initial public offering (the “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of September 30, 2025, the Company had cash of $748,602 and a working capital deficit of $611,252. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 11, 2025. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2025, and the Company’s results of operations and cash flows for the periods presented. The results of operations included in the financial statements are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $748,602 and $417,897 as of September 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in dividends earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information. As of September 30, 2025 and December 31, 2024, the Trust Account had balance of $364,530,636 and $353,339,173, respectively. The dividends earned from the Trust Account totaled $3,769,050 and $11,191,463 for the three and nine months ended September 30, 2025 respectively, which were fully reinvested into the Trust Account as earned and unrealized gain on investments and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

In comparison, $2,567,083 dividends earned and reinvested during the three months ended September 30, 2024 and for the period from February 9, 2024 (inception) through September 30, 2024, with similar treatment in the cash flow statements.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented. The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from February 9, 2024 (Inception) Through September 30, 2024
Net income (loss)	$3,612,987	$2,230,484	$10,558,941	$2,105,103
Dividends earned on investment held in Trust Account	(3,769,050)	(2,567,083)	(11,191,463)	(2,567,083)
Accretion of temporary equity into redemption value	-	(39,561,173)	-	(39,561,173)
Net loss including accretion of common stock to redemption value	$(156,063)	$(39,897,772)	$(632,522)	$(40,023,153)

	For the Three Months Ended September 30, 2025		For the Three Months Ended September 30, 2024
Particulars	Redeemable Shares	Non-Redeemable Shares	Redeemable Shares	Non-Redeemable Shares
Basic and diluted net income/(loss) per share:
Weighted-average shares outstanding	34,500,000	9,474,000	20,836,957	9,145,435
Ownership percentage	78.5%	21.5%	69%	31%
Numerators:
Allocation of net loss including accretion of temporary equity	(122,440)	(33,623)	(27,727,880)	(12,169,892)
Income earned on Trust Account	3,769,050	-	2,567,083	-
Accretion of temporary equity to redemption value	-	-	39,561,173	-
Allocation of net income/(loss)	3,646,610	(33,623)	14,400,376	(12,169,892)

Denominators:
Weighted-average shares outstanding	34,500,000	9,474,000	20,836,957	9,145,435
Basic and diluted net income/(loss) per share	0.11	(0.00)	0.69	(1.33)

	For the Nine Months Ended September 30, 2025		For the Period from February 9, 2024 (Inception) Through September 30, 2024
Particulars	Redeemable Shares	Non-Redeemable Shares	Redeemable Shares	Non-Redeemable Shares
Basic and diluted net income/(loss) per share:
Weighted-average shares outstanding	34,500,000	9,474,000	8,157,447	7,397,362
Ownership percentage	78.5%	21.5%	52%	48%
Numerators:
Allocation of net loss including accretion of temporary equity	(496,248)	(136,274)	(20,989,441)	(19,033,712)
Income earned on Trust Account	11,191,463	-	2,567,083	-
Accretion of temporary equity to redemption value	-	-	39,561,173	-
Allocation of net income/(loss)	10,695,215	(136,274)	21,138,815	(19,033,712)

Denominators:
Weighted-average shares outstanding	34,500,000	9,474,000	8,157,447	7,397,362
Basic and diluted net income/(loss) per share	0.31	(0.01)	2.59	(2.57)

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

●	Level 1-Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2-Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3-Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

As of September 30, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(21,300,000)
Allocation of offering costs related to redeemable shares	(11,700,113)
Plus:
Accretion of carrying value to redemption value	34,500,113
Ordinary shares subject to possible redemption	$301,500,000

Over-allotment
Plus:
Over-allotment proceeds	45,000,000
Less:
Proceeds allocated to Public Warrants	(3,195,000)
Allocation of offering costs related to redeemable shares	(1,641,060)
Plus:
Accretion of carrying value to redemption value	5,061,060
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	6,614,173
Ordinary shares subject to possible redemption, December 31, 2024	$353,339,173
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	11,191,463
Ordinary shares subject to possible redemption, September 30, 2025	$364,530,636

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

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

Promissory Note - Related Party

The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. Since the note has expired as of December 31, 2024, there were no amounts outstanding under the Promissory Note as of September 30, 2025.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to September 30, 2025, the Sponsor paid $539,874 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares. As of September 30, 2025, and December 31, 2024, the amount due to the related party was $514,874.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. During the three and nine months ended September 30, 2025, the Company incurred an administration fee of $30,000 and $90,000, all of which was paid by September 30, 2025. An administration fee of $20,000 was booked during the period from February 9, 2024 (inception) through September 30, 2024.

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

As of September 30, 2025, the outstanding balance under the Convertible Promissory Note was $1,000,000.

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

NOTE 7: SHAREHOLDER’S EQUITY

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with $0.0001 par value. As a result of IPO on August 2, 2024, the Company issued 30,000,000 shares of Class A subject to possible redemptions. Simultaneously, the Company consummated the sale of 759,000 Private Placement Units which entitles the holder thereof to one Class A ordinary share.

On September 4, 2024, the underwriters exercised the over-allotment option in full and as a result, the Company consummated the sale of additional 4,500,000 shares of Class A subject to possible redemptions and 90,000 Private Placement Units. As of September 30, 2025, and December 31, 2024, there were 849,000 Class A ordinary shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with $0.0001 par value. As of September 30, 2025, and December 31, 2024, there were 8,625,000 Class B ordinary shares issued and outstanding. Initially, up to 1,125,000 of these shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part ensuring that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units) (See Note 4 and Note 5 for further details). However, no Class B ordinary shares are subject to forfeiture as the over-allotment was fully exercised on September 4, 2024.

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

NOTE 8: FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025, and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Investment held in Trust Account	$364,530,636	$364,530,636	$—	$—

	As of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets:
Investment held in Trust Account	$353,339,173	$353,339,173	$—	$—

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

For the three months ended September 30, 2025, we had a net income of $3,612,987, which consists of loss of $163,979 derived from operating costs, offset by income earned on Trust Account and bank account of $3,776,966.

For the three months ended September 30, 2024, we had a net income of $2,230,484, which consists of loss of $339,668 derived from operating costs, offset by income earned on Trust Account and bank account of $2,570,152.

For the nine months ended September 30, 2025, we had a net income of $10,558,941, which consists of loss of $646,950 derived from operating costs, offset by income earned on Trust Account and bank account of $11,205,891.

For the period from February 9, 2024 (inception) through September 30, 2024, we had a net income of $2,105,103, which consists of loss of $465,049 derived from operating costs, offset by income earned on Trust Account and bank account of $2,570,152.

Liquidity and Capital Resources

On August 2, 2024, we consummated our IPO of Units, at $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 759,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors, generating total gross proceeds of $7,590,000.

On September 4, 2024, the underwriters exercised the over-allotment option in full to purchase 4,500,000 Units. As a result, we sold an additional 4,500,000 Units at $10.00 per Unit, generating gross proceeds of $45,000,000. Simultaneously with the closing of the full exercise of the overallotment option, we completed the private sale of an aggregate of 90,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $900,000.

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

As of September 30, 2025, we had cash of $748,602. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the dividends earned on the trust account is not sufficient to pay our taxes.

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

Promissory Note - Related Party

The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the IPO. Since the note has expired as of December 31, 2024, there were no amounts outstanding under the Promissory Note as of September 30, 2025.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from February 9, 2024 (inception) to September 30, 2025, the Sponsor paid $539,874 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of Founder Shares. As of September 30, 2025, and December 31, 2024, the amount due to the related party was $514,874.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. During the three and nine months ended September 30, 2025, the Company incurred an administration fee of $30,000 and $90,000, all of which was paid by September 30, 2025. An administration fee of $20,000 was booked during the period from February 9, 2024 (inception) through September 30, 2024.

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

As of September 30, 2025, the outstanding balance under the Convertible Promissory Note was $1,000,000.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 - Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Date: November 7, 2025	AA Mission Acquisition Corp.

	By:	/s/ Qing Sun
Qing Sun
Chairman and Chief Executive Officer

By:	/s/ Shibin Fang
Shibin Fang
Executive Director and Chief Financial Officer